Form 10-Q
period 2008-06-30
Atlas Resources Public #17-2007 (A) L.P.
filed 2008-08-12
CIK 1399542

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
1550 Coraopolis Heights Rd. 2nd Floor
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

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2008 and December 31, 2007	3

	Statements of Net Earnings for the Three Months and Six Months ended June 30, 2008	4

	Statement of Changes in Partners’ Capital for the Six Months ended June 30, 2008	5

	Statement of Cash Flows for the Six Months ended June 30, 2008	6

	Notes to Financial Statements	7-15

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18

Item 4:	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings	19

Item 6:	Exhibits	19

SIGNATURES		20

CERTIFICATIONS		21-24

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,684,200	$100
Accounts receivable – affiliate	15,442,900	138,370,000
Total current assets	18,127,100	138,370,100

Oil and gas properties, net	173,447,300	30,896,400
	$191,574,400	$169,266,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$12,100	$—
Short-term hedge liability due to affiliate	10,457,400	—
Total current liabilities	10,469,500	—

Asset retirement obligation	1,870,400	1,000,000
Long-term hedge liability due to affiliate	15,326,900	—

Partners’ capital:
Managing general partner	26,367,000	5,260,700
Investor partners (16,345.90 units)	163,324,900	163,005,800
Accumulated other comprehensive loss	(25,784,300)	—
Total partners' capital	163,907,600	168,266,500
	$191,574,400	$169,266,500

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008
REVENUES

Natural gas and oil	$8,523,800	$11,599,300
Interest income	2,000	2,000
Total revenues	8,525,800	11,601,300

COSTS AND EXPENSES
Production	1,965,500	2,496,200
Depletion	4,504,700	6,437,000
Accretion of asset retirement obligation	27,500	59,300
General and administrative	127,900	167,300
Total expenses	6,625,600	9,159,800
Net earnings	$1,900,200	$2,441,500

Allocation of net earnings:
Managing general partner	$1,572,100	$2,122,400
Investor partners	$328,100	$319,100
Net earnings per investor partnership unit	$20	$19

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED June 30, 2008
(Unaudited)

			Accumulated
	Managing		Other
	General	Investor	Comprehensive
	Partner	Partners	Loss	Total

Balance at January 1, 2008	$5,260,700	$163,005,800	$—	$168,266,500

Participation in revenues and expenses:
Net production revenues	2,826,500	6,276,600	—	9,103,100
Interest income	600	1,400	—	2,000
Depletion	(634,400)	(5,802,600)	—	(6,437,000)
General and administrative	(51,900)	(115,400)	—	(167,300)
Accretion of asset retirement obligation	(18,400)	(40,900)	—	(59,300)
Net earnings	2,122,400	319,100	—	2,441,500

Other comprehensive loss	—	—	(25,784,300)	(25,784,300)

Asset contributions	18,983,900	—	—	18,983,900

Balance at June 30, 2008	$26,367,000	$163,324,900	$(25,784,300)	$163,907,600

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

Six Months
Ended
June 30, 2008
Cash flows from operating activities:

Net earnings	$2,441,500
Adjustments to reconcile net earnings to net cash used in operating activities:
Depletion	6,437,000
Accretion of asset retirement obligation	59,300
Increase in accounts receivable-affiliate	(6,265,800)
Increase in accrued liabilities	12,100
Net cash provided by operating activities	2,684,100

Net increase in cash and cash equivalents	2,684,100
Cash and cash equivalents at beginning of period	100
Cash and cash equivalents at end of period	$2,684,200

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible costs	$16,918,500
Lease costs	2,065,400
$18,983,900

Asset retirement obligation	$811,100

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
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

The financial statements as of June 30, 2008 and for the three months and six months ended June 30, 2008 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the year ended December 31, 2007. The results of operations for the three months and six months ended June 30, 2008 may not necessarily be indicative of the results of operations for the year ended December 31, 2008. Partnership operations began Novemer 5, 2007. The Partnership's first wells were turned on-line in November 2007, therefore no comparative data is available for the three months and six months ended June 30, 2007.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information.  Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2008 and December 31, 2007, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $4,260,900 at June 30, 2008 and $31,800 at December 31, 2007, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

Oil and gas properties are stated at cost.  Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets' estimated useful lives.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2008	2007
Natural gas and oil properties:
Proved properties:
Leasehold interests	$3,694,000	$1,628,600
Wells and related equipment	176,216,000	29,293,500
	179,910,000	30,922,100

Accumulated depletion	(6,462,700)	(25,700)
	$173,447,300	$30,896,400

Recently Issued Financial Accounting Standards

In May 2008, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Policies" ("SFAS 162"), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on the Partnership's financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for the Partnership as of January 1, 2008. The Partnership adopted SFAS 159 at January 1, 2008, and has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS 159 did not impact the Partnership’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued final FASB Staff Position 157-2, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Partnership adopted SFAS 157 as of January 1, 2008 with respect to its commodity and interest rate swap derivative instruments which are measured at fair value within its financial statements. See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to the Partnership’s fair value measurements.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month. Administrative costs incurred for the three months and six months ended June 30, 2008 were $43,000 and $55,600, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $377 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and six months ended June 30, 2008 were $216,100 and $279,300, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are generally payable at 13% of the natural gas sales price.  Transportation fees incurred for the three months and six months ended June 30, 2008 were $1,321,200 and $1,711,000, respectively.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

•	Asset contributions from the MGP which are disclosed on the Partnership’s Statement of Cash Flows as a non-cash activity for the six months ended June 30, 2008 were $18,983,900.

•
As of June 30, 2008, the Partnership has funded $163,010,400 to the MGP for well drilling contracts of which $153,860,800 has been spent to date on well drilling costs and the remaining balance of $9,149,600 is shown as Accounts receivable-affiliate, on the Partnership's Balance Sheets.

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

NOTE 4 - COMPREHENSIVE LOSS

Comprehensive loss includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income (loss)" and, for the Partnership, include changes in the fair value of unrealized hedging contracts related to commodity derivatives. Comprehensive loss for the Partnership is as follows for the periods indicated.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008

Net earnings	$1,900,200	$2,441,500
Other comprehensive loss:
Unrealized holding loss on hedging contracts	(22,706,400)	(25,838,400)
Less: reclassification adjustment for loss realized in net earnings	170,200	54,100
Total other comprehensive loss	(22,536,200)	(25,784,300)
Comprehensive loss	$(20,636,000)	$(23,342,800)

NOTE 5 - DERIVATIVE INSTRUMENTS

The Partnership applies the provisions of SFAS 133, which requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Atlas Energy on behalf of the Partnership from time to time enters into natural gas and oil futures option and collar contracts to achieve more predictable cash flows by hedging its exposure to changes in natural gas and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Oil contracts are based on a West Texas Intermediate ("WTI") index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

At June 30, 2008, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 7,555,500 dekatherms (“Dth”) of gas, maturing through June 30, 2013, at an average settlement price of $8.32 per Dth. In addition, Atlas Energy had allocated oil futures contracts to the Partnership related to oil sales covering 32,700 barrels (“Bbls”) of oil, maturing through June 30, 2013 at an average settlement price of $99.41 per Bbl. At June 30, 2008, the Partnership reflected a net hedge liability on its Balance Sheets of $25,784,300. Of the $25,784,300 net loss in accumulated other comprehensive loss at June 30, 2008, if the fair values of the instruments remain at current market values, the Partnership will reclassify $10,457,400 of net loss to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $15,326,900 of net losses in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. The Partnership realized losses of $170,200 and $54,100 for the three months and six months ended June 30, 2008, respectively, in oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months and six months ended June 30, 2008 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of June 30, 2008, Atlas Energy had allocated to the Partnership the following natural gas and oil hedge volumes hedged:

Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu)	Liability (2)

2008	1,154,300	$8.77	$(5,406,600)
2009	2,203,700	8.54	(8,309,500)
2010	1,538,400	8.11	(4,476,400)
2011	1,090,300	7.90	(2,840,400)
2012	805,400	8.20	(1,824,100)
2013	87,500	8.73	(157,600)
			$(23,014,600)

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu) (1)	(per MMbtu)	Liability (2)

2008	Puts purchased	45,600	$7.50	$—
2008	Calls sold	45,600	9.40	(186,300)
2010	Puts purchased	168,100	7.75	—
2010	Calls sold	168,100	8.75	(428,200)
2011	Puts purchased	420,200	7.50	—
2011	Calls sold	420,200	8.45	(965,100)
2012	Puts purchased	42,000	7.00	—
2012	Calls sold	42,000	8.37	(98,300)
				$(1,677,900)

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)	(per Bbl)	Liability (3)

2008	3,700	$104.24	$(132,800)
2009	5,000	99.92	(200,900)
2010	4,200	97.31	(161,100)
2011	3,600	96.43	(125,400)
2012	3,000	96.00	(98,400)
2013	700	95.95	(25,600)
			$(744,200)

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)	(per Bbl)	Liability (3)

2008	Puts purchased	1,900	$85.00	$—
2008	Calls sold	1,900	127.00	(30,900)
2009	Puts purchased	3,200	85.00	—
2009	Calls sold	3,200	118.63	(91,500)
2010	Puts purchased	2,700	85.00	—
2010	Calls sold	2,700	112.92	(84,100)
2011	Puts purchased	2,300	85.00	—
2011	Calls sold	2,300	110.81	(71,300)
2012	Puts purchased	1,900	85.00	—
2012	Calls sold	1,900	110.06	(54,800)
2013	Puts purchased	500	85.00	—
2013	Calls sold	500	110.09	(15,000)
				$(347,600)

			Total Net Liability	$(25,784,300)
_____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

The fair value of the derivatives is included on the Partnership's Balance Sheet as follows. There was no fair value of the derivatives for the year ended December 31, 2007:

June 30,
2008
Short-term hedge receivable due from affiliate	$—
Long-term hedge receivable due from affiliate	—
Short-term hedge liability due to affiliate	(10,457,400)
Long-term hedge liability due to affiliate	(15,326,900)
$(25,784,300)

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

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

The Partnership uses the fair value methodology outlined in SFAS 157 to value the assets and liabilities for its outstanding derivative contracts. All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at June 30, 2008.

	Fair Value Measurements at June 30, 2008 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$(25,784,300)	$—

Total	$—	$(25,784,300)	$—

NOTE 6 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) and FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 6 - ASSET RETIREMENT OBLIGATION (Continued)

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008

Asset retirement obligation at beginning of period	$1,967,200	$1,000,000
Liabilities/reduction incurred from drilling wells	(124,300)	811,100
Accretion expense	27,500	59,300
Asset retirement obligation at end of period	$1,870,400	$1,870,400

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

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

Results of Operations

Partnership operations began November 5, 2007. The Partnership's first wells were turned on-line in November 2007, therefore no comparative data is available for the three months and six months ended June 30, 2007.

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2008
Production revenues (in thousands):
Gas	$7,938	$10,980
Oil	$586	$619
Total	$8,524	$11,599

Production volumes:
Gas (mcf/day) (3)	8,766	6,398
Oil (bbls/day) (3)	72	38
Total (mcfe/day) (3)	9,198	6,626

Average sales prices:
Gas (per mcf) (1) (3)	$9.95	$9.43
Oil (per bbl) (2) (3)	$90.11	$90.22

Average production costs:
As a percent of revenues	23%	22%
Per mcfe (3)	$2.35	$2.07

Depletion per mcfe	$5.38	$5.34
____________

(1)	The average sales price per mcf before the effects of hedging was $10.16 and $9.47 for the three months and six months ended June 30, 2008, respectively.
(2)	The average sales price per bbl before the effects of hedging was $108.66 and $90.89 for the three months and six months ended June 30, 2008, respectively.
(3)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $7,937,400 and $10,980,200 for the three months and six months ended June 30, 2008, respectively. We expect that our natural gas revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of natural gas.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $586,400 and $619,100 for the three months and six months ended June 30, 2008, respectively. We expect that our oil revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of oil.

Expenses.  Production expenses were $1,965,500 and $2,496,200 for the three months and six months ended June 30, 2008, respectively. This was due to transportation fees, well supervision fees and other variable expenses.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 53% and 55% for the three months and six months ended June 30, 2008, respectively.

General and administrative expenses were $127,900 and $167,300 for the three months and six months ended June 30, 2008, respectively.  These expenses include third-party costs, audit, tax and other outside services as well as the monthly administrative fees charged by our MGP.

Liquidity and Capital Resources

Cash provided by operating activities was $2,684,100 in the six months ended June 30, 2008. This was due to an increase in net earnings before depletion and accretion of $8,937,800 partially offset by the change in accounts receivable-affiliate that decreased operating cash flows by $6,265,800.

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

Recently Issued Financial Accounting Standards

In May 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, No. 162, The Hierarchy of Generally Accepted Accounting Policies, or SFAS 162, which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. The standard is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. We are currently evaluating whether the adoption of SFAS 161 will have an impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for us as of January 1, 2008. We adopted SFAS 159 at January 1, 2008, and have elected not to apply the fair value option to any of our financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS 159 did not impact our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued final FASB Staff Position 157-2, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. We adopted SFAS 157 as of January 1, 2008 with respect to its commodity and interest rate swap derivative instruments which are measured at fair value within our financial statements. See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to our fair value measurements.

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

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Public 17-2007 (A) L.P. (1)
10.1	Drilling and Operating Agreement for Atlas America Public 17-2007 (A) L.P. (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
____________

(1)	Filed on June 27, 2007 in the Form S-1 Registration Statement dated June 27, 2007, File No. 333-144070

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Resources Public 17-2007 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 12, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 12, 2008	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: August 12, 2008	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer