Form 10-Q
period 2008-09-30
Atlas Resources Public #17-2007 (A) L.P.
filed 2008-11-13
CIK 1399542

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2008 and December 31, 2007	3

	Statements of Net Earnings for the Three Months and Nine Months ended September 30, 2008	4

	Statement of Changes in Partners’ Capital for the Nine Months ended September 30, 2008	5

	Statement of Cash Flows for the Nine Months ended September 30, 2008	6

	Notes to Financial Statements	7-15

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18

Item 4:	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings	19

Item 6:	Exhibits	19

SIGNATURES		20

CERTIFICATIONS		21-24

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,539,400	$100
Accounts receivable – affiliate	10,415,400	138,370,000
Short-term hedge receivable due from affiliate	3,083,400	—
Total current assets	17,038,200	138,370,100

Oil and gas properties, net	188,616,300	30,896,400
Long-term hedge liability due from affiliate	980,400	—
	$206,634,900	$169,266,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$24,600	$—
Short-term hedge liability due to affiliate	253,900	—
Total current liabilities	278,500	—

Asset retirement obligation	2,028,700	1,000,000
Long-term hedge liability due to affiliate	4,185,300	—

Partners’ capital:
Managing general partner	40,049,500	5,260,700
Limited partners (16,345.90 units)	160,468,300	163,005,800
Accumulated other comprehensive loss	(375,400)	—
Total partners' capital	200,142,400	168,266,500
	$206,634,900	$169,266,500

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
REVENUES

Natural gas and oil	$14,912,400	$26,511,700
Interest income	5,400	7,400
Total revenues	14,917,800	26,519,100

COSTS AND EXPENSES
Production	2,283,000	4,779,200
Depletion	7,608,200	14,045,200
Accretion of asset retirement obligation	35,100	94,400
General and administrative	94,900	262,200
Total expenses	10,021,200	19,181,000
Net earnings	$4,896,600	$7,338,100

Allocation of net earnings:
Managing general partner	$2,602,200	$4,724,600
Limited partners	$2,294,400	$2,613,500
Net earnings per limited partnership unit	$141	$160

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED
September 30, 2008
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Loss	Total

Balance at January 1, 2008	$5,260,700	$163,005,800	$—	$168,266,500

Participation in revenues and expenses:
Net production revenues	6,954,400	14,778,100	—	21,732,500
Interest income	2,300	5,100	—	7,400
Depletion	(2,118,000)	(11,927,200)	—	(14,045,200)
General and administrative	(83,900)	(178,300)	—	(262,200)
Accretion of asset retirement obligation	(30,200)	(64,200)	—	(94,400)
Net earnings	4,724,600	2,613,500	—	7,338,100

Other comprehensive loss	—	—	(375,400)	(375,400)

Asset contributions	32,488,200	—	—	32,488,200

Distributions to partners	(2,424,000)	(5,151,000)	—	(7,575,000)

Balance at September 30, 2008	$40,049,500	$160,468,300	$(375,400)	$200,142,400

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months
Ended
September 30, 2008
Cash flows from operating activities:
Net earnings	$7,338,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	14,045,200
Accretion of asset retirement obligation	94,400
Increase in accounts receivable-affiliate	(10,388,000)
Increase in accrued liabilities	24,600
Net cash provided by operating activities	11,114,300

Cash flows from financing activities:
Distributions to partners	(7,575,000)
Net cash used in financing activities	(7,575,000)

Net increase in cash and cash equivalents	3,539,300
Cash and cash equivalents at beginning of period	100
Cash and cash equivalents at end of period	$3,539,400

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible equipment	$23,805,900
Lease costs	2,316,600
Intangible drilling costs	6,365,700
$32,488,200

Asset retirement obligation	$934,300

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Public 17-2007 (A) L.P. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner ("MGP") and Operator, and 3,211 subscribers to units as Limited Partners. The Partnership was formed on May 7, 2007 to drill and operate gas wells located primarily in western Pennsylvania, West Virginia and north central Tennessee. The Partnership has no employees and relies on its MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), ("Atlas Energy"), for administrative services.

The financial statements as of September 30, 2008 and for the three months and nine months ended September 30, 2008 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the year ended December 31, 2007. The results of operations for the three months and nine months ended September 30, 2008 may not necessarily be indicative of the results of operations for the year ended December 31, 2008. Partnership operations began November 5, 2007. The Partnership's first wells were turned on-line in November 2007, therefore no comparative data is available for the three months and nine months ended September 30, 2007.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information.  Credit is extended on an unsecured basis to many of its energy customers. At September 30, 2008 and December 31, 2007, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $7,283,100 at September 30, 2008 and $31,800 at December 31, 2007, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
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

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2008	2007
Natural gas and oil properties:
Proved properties:
Leasehold interests	$3,945,200	$1,628,600
Wells and related equipment	198,742,000	29,293,500
	202,687,200	30,922,100

Accumulated depletion	(14,070,900)	(25,700)
	$188,616,300	$30,896,400

Recently Issued Financial Accounting Standards

In May 2008, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Policies ("SFAS 162"), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on the Partnership's financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for the Partnership as of January 1, 2008. The Partnership adopted SFAS 159 at January 1, 2008, and has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS 159 did not impact the Partnership’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," 157-2, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Partnership adopted SFAS 157 as of January 1, 2008 with respect to its commodity derivative instruments which are measured at fair value within its financial statements. See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to the Partnership’s fair value measurements.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month. Administrative costs incurred for the three months and nine months ended September 30, 2008 were $61,800 and $117,400, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $377 per well per month in 2008, for operating and maintaining the wells.  Well supervision fees incurred for the three months and nine months ended September 30, 2008 were $320,300 and $599,600, respectively.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

•
Transportation fees which are included in production expenses in the Partnership's Statements of Net Earnings are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months and nine months ended September 30, 2008 were $1,714,500 and $3,000,700, respectively.

•	Asset contributions from the MGP which are disclosed on the Partnership’s Statement of Cash Flows as a non-cash activity for the nine months ended September 30, 2008 were $32,488,200.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions.  Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (August 2008). Since inception of the program, the MGP has not been required to subordinate any of its revenues to its limited partners.

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income (loss)" and, for the Partnership, include changes in the fair value of hedging contracts related to commodity derivatives. Comprehensive income for the Partnership is as follows for the periods indicated.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008

Net earnings	$4,896,600	$7,338,100
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts	22,023,300	(3,815,100)
Less: reclassification adjustment for loss realized in net earnings	3,385,600	3,439,700
Total other comprehensive income (loss)	25,408,900	(375,400)
Comprehensive income	$30,305,500	$6,962,700

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS

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

At September 30, 2008, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 13,553,700 dekatherms (“Dth”) of gas, maturing through June 30, 2013, at an average settlement price of $8.29 per Dth. In addition, Atlas Energy had allocated oil futures contracts to the Partnership related to oil sales covering 44,400 barrels (“Bbls”) of oil, maturing through April 30, 2013 at an average settlement price of $97.62 per Bbl. At September 30, 2008, the Partnership reflected a net hedge liability on its Balance Sheets of $375,400. Of the $375,400 net loss in accumulated other comprehensive loss at September 30, 2008, if the fair values of the instruments remain at current market values, the Partnership will reclassify $2,829,500 of net gains to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $3,204,900 of net losses in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. The Partnership realized losses of $3,385,600 and $3,439,700 for the three months and nine months ended September 30, 2008, respectively, in oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2008 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of September 30, 2008, Atlas Energy had allocated to the Partnership the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production		Average	Fair Value
Period Ending	Volumes	Fixed Price	Asset
December 31,	(MMbtu) (1)	(per MMbtu)	(Liability) (2)

2008	923,200	$8.88	$1,277,200
2009	4,206,100	8.56	1,500,700
2010	3,142,000	8.14	(1,084,600)
2011	2,425,100	7.91	(1,105,200)
2012	1,628,000	8.13	(391,700)
2013	140,000	8.73	41,400
			$237,800

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Natural Gas Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset
December 31,	Type	(MMbtu) (1)	(per MMbtu)	(Liability) (2)

2008	Puts purchased	36,400	$7.50	$7,500
2008	Calls sold	36,400	9.40	—
2009	Puts purchased	22,400	11.00	66,600
2009	Calls sold	22,400	15.35	—
2010	Puts purchased	291,200	7.75	—
2010	Calls sold	291,200	8.75	(56,300)
2011	Puts purchased	672,100	7.50	—
2011	Calls sold	672,100	8.45	(355,100)
2012	Puts purchased	67,200	7.00	—
2012	Calls sold	67,200	8.37	(43,700)
				$(381,000)

Crude Oil Fixed Price Swaps

Production		Average	Fair Value
Period Ending	Volumes	Fixed Price	Asset
December 31,	(Bbl)	(per Bbl)	(Liability) (3)

2008	2,900	$103.67	$6,100
2009	7,600	99.92	(19,000)
2010	6,300	97.31	(44,200)
2011	5,200	96.43	(41,900)
2012	4,300	96.00	(36,000)
2013	1,100	95.95	(9,700)
			$(144,700)

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset
December 31,	Type	(Bbl)	(per Bbl)	(Liability) (3)

2008	Puts purchased	1,300	$85.00	$200
2008	Calls sold	1,300	126.44	—
2009	Puts purchased	4,700	85.00	—
2009	Calls sold	4,700	118.63	(11,000)
2010	Puts purchased	4,000	85.00	—
2010	Calls sold	4,000	112.92	(24,300)
2011	Puts purchased	3,500	85.00	—
2011	Calls sold	3,500	110.81	(25,200)
2012	Puts purchased	2,700	85.00	—
2012	Calls sold	2,700	110.06	(21,200)
2013	Puts purchased	800	85.00	—
2013	Calls sold	800	110.09	(6,000)
				$(87,500)

			Total Net Liability	$(375,400)
_____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

The fair value of the derivatives is included on the Partnership's Balance Sheet as follows. There was no fair value of the derivatives for the year ended December 31, 2007:

September 30,
2008
Short-term hedge receivable due from affiliate	$3,083,400
Long-term hedge receivable due from affiliate	980,400
Short-term hedge liability due to affiliate	(253,900)
Long-term hedge liability due to affiliate	(4,185,300)
$(375,400)

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
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

The Partnership uses the fair value methodology outlined in SFAS 157 to value the assets and liabilities for its outstanding derivative contracts. All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at September 30, 2008.

	Fair Value Measurements at September 30, 2008 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$(375,400)	$—

Total	$—	$(375,400)	$—

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

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 6 - ASSET RETIREMENT OBLIGATION (Continued)

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008

Asset retirement obligation at beginning of period	$1,870,400	$1,000,000
Liabilities incurred from drilling wells	123,200	934,300
Accretion expense	35,100	94,400
Asset retirement obligation at end of period	$2,028,700	$2,028,700

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

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

Results of Operations

Partnership operations began November 5, 2007. The Partnership's first wells were turned on-line in November 2007, therefore no comparative data is available for the three months and nine months ended September 30, 2007.

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
Production revenues (in thousands):
Gas	$14,229	$25,209
Oil	$683	$1,303
Total	$14,912	$26,512

Production volumes:
Gas (mcf/day) (3)	14,755	9,204
Oil (bbls/day) (3)	70	48
Total (mcfe/day) (3)	15,175	9,492

Average sales prices:
Gas (per mcf) (1) (3)	$10.48	$10.00
Oil (per bbl) (2) (3)	$106.40	$98.04

Average production costs:
As a percent of revenues	15%	18%
Per mcfe (3)	$1.64	$1.84

Depletion per mcfe	$5.45	$5.40
____________

(1)	The average sales price per mcf before the effects of hedging was $12.93 and $11.33 for the three months and nine months ended September 30, 2008, respectively.
(2)	The average sales price per bbl before the effects of hedging was $117.18 and $103.60 for the three months and nine months ended September 30, 2008, respectively.
(3)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $14,228,800 and $25,209,100 for the three months and nine months ended September 30, 2008, respectively. We expect that our natural gas revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of natural gas.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production. Our oil revenues were $683,600 and $1,302,600 for the three months and nine months ended September 30, 2008, respectively. We expect that our oil revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of oil.

Expenses.  Production expenses were $2,283,000 and $4,779,200 for the three months and nine months ended September 30, 2008, respectively. This was due to transportation fees, well supervision fees and other variable expenses.

During the three months ended September 30, 2008, a correction was made to the transportation expense accrual for our Tennessee operations due to applying an incorrect transportation rate per mcf in the prior periods of the current year. The year-to-date amount of the overstatement was $424,900. As a result, transportation expense was overstated by $116,200 and $308,700 in the three months ended March 31, 2008 and June 30, 2008, respectively.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 51% and 53% for the three months and nine months ended September 30, 2008, respectively.

General and administrative expenses were $94,900 and $262,200 for the three months and nine months ended September 30, 2008, respectively.  These expenses include third-party costs, audit, tax and other outside services as well as the monthly administrative fees charged by our MGP.

Liquidity and Capital Resources

Cash provided by operating activities was $11,114,300 in the nine months ended September 30, 2008. This was due to an increase in net earnings before depletion and accretion of $21,477,700, partially offset by the change in accounts receivable-affiliate that decreased operating cash flows by $10,388,000.

Cash used in financing activities was $7,575,000 during the nine months ended September 30, 2008. This consisted of distributions to partners.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (August 2008). Since inception of the program, the MGP has not been required to subordinate any of its revenues to its limited partners.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," 157-2, 157-2, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. We adopted SFAS 157 as of January 1, 2008 with respect to our commodity derivative instruments which are measured at fair value within our financial statements. See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to our fair value measurements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our MGP’s management, including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure.  There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Managing General Partner is not aware of any legal proceedings filed against the Partnership.

Affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP's financial condition or results of operations.

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

Atlas Resources Public 17-2007 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 13, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 13, 2008	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 13, 2008	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer