Form 10-Q
period 2009-03-31
Atlas Resources Public #17-2007 (A) L.P.
filed 2009-05-14
CIK 1399542

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive
Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

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

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of March 31, 2009 and December 31, 2008	3

	Statements of Net Earnings for the Three Months ended March 31, 2009 and 2008	4

	Statement of Changes in Partners’ Capital for the Three Months ended March 31, 2009	5

	Statement of Cash Flows for the Three Months ended March 31, 2009	6

	Notes to Financial Statements	7-15

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18

Item 4:	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings	19

Item 6:	Exhibits	19

SIGNATURES		20

CERTIFICATIONS		21-24

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$400	$2,897,400
Accounts receivable – affiliate	9,499,500	8,231,600
Short-term hedge receivable due from affiliate	4,343,500	8,859,500
Total current assets	13,843,400	19,988,500

Oil and gas properties, net	61,095,400	62,373,200
Long-term hedge liability due from affiliate	2,726,200	5,993,100
	$77,665,000	$88,354,800

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$4,800	$2,000
Short-term hedge liability due to affiliate	10,200	735,500
Total current liabilities	15,000	737,500

Asset retirement obligation	2,780,000	2,738,900
Long-term hedge liability due to affiliate	800	661,600

Partners’ capital:
Managing general partner	19,209,700	20,121,200
Limited partners (16,345.90 units)	59,757,500	64,095,600
Accumulated other comprehensive loss	(4,098,000)	—
Total partners' capital	$74,869,200	$84,216,800
	$77,665,000	$88,354,800

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
REVENUES
Natural gas and oil	$5,724,400	$3,075,500
Interest income	1,100	—
Total revenues	5,725,500	3,075,500

COSTS AND EXPENSES
Production	1,894,800	530,700
Depletion	1,879,600	1,932,300
Accretion of asset retirement obligation	41,100	31,800
General and administrative	98,400	39,400
Total expenses	3,913,900	2,534,200
Net earnings	$1,811,600	$541,300

Allocation of net earnings (loss):
Managing general partner	$938,900	$550,300
Limited partners	$872,700	$(9,000)
Net earnings (loss) per limited partnership unit	$53	$(1)

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED
March 31, 2009
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Loss	Total

Balance at January 1, 2009	$20,121,200	$64,095,600	$——	$84,216,800

Participation in revenues and expenses:
Net production revenues	1,340,400	2,489,200	—	3,829,600
Interest income	400	700	—	1,100
Depletion	(353,100)	(1,526,500)	—	(1,879,600)
General and administrative	(34,400)	(64,000)	—	(98,400)
Accretion of asset retirement obligation	(14,400)	(26,700)	—	(41,100)
Net earnings	938,900	872,700	—	1,811,600

Other comprehensive loss	—	—	(4,098,000)	(4,098,000)

Asset contributions	601,800	—	—	601,800

Distributions to partners	(2,452,200)	(5,210,800)	—	(7,663,000)

Balance at March 31, 2009	$19,209,700	$59,757,500	$(4,098,000)	$74,869,200

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:

Net earnings	$1,811,600	$541,300
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,879,600	1,932,300
Non cash loss on derivative value	2,298,800	—
Accretion of asset retirement obligation	41,100	31,800
Increase in accounts receivable-affiliate	(1,267,900)	(2,516,800)
Increase in accrued liabilities	2,800	11,400
Net cash provided by operating activities	4,766,000	—

Cash flows from financing activities:
Distributions to partners	(7,663,000)	—
Net cash used in financing activities	(7,663,000)	—

Net decrease in cash and cash equivalents	(2,897,000)	—
Cash and cash equivalents at beginning of period	2,897,400	100
Cash and cash equivalents at end of period	$400	$100

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible equipment	$304,200	$14,587,500
Lease cost	—	2,318,900
Intangible drilling costs	297,600
	$601,800	$16,906,400

Asset retirement obligation	$—	$935,400

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Atlas Resources Public 17-2007 (A) L.P. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner ("MGP") and Operator, and 3,224 subscribers to units as Limited Partners. The Partnership was formed on May 7, 2007 to drill and operate gas wells located primarily in western Pennsylvania, West Virginia and north central Tennessee. The Partnership has no employees and relies on its MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), ("Atlas Energy"), for administrative services.

The financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 may not necessarily be indicative of the results of operations for the year ended December 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information.  Credit is extended on an unsecured basis to many of its energy customers. At March 31, 2009 and December 31, 2008, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $4,666,200 at March 31, 2009 and $5,726,800 at December 31, 2008, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

Oil and gas properties are recorded at cost.  Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets' estimated useful lives. In addition, accumulated depletion includes impairment adjustments to reflect the write-down to fair market value of the oil and gas properties. Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	March 31,	December 31,
	2009	2008
Natural gas and oil properties:
Proved properties:
Leasehold interests	$3,922,600	$3,922,600
Wells and related equipment	201,730,000	201,132,000
	205,652,600	205,054,600

Accumulated depletion	(144,557,200)	(142,681,400)
	$61,095,400	$62,373,200

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership adopted the provision of SFAS 161 on January 1, 2009 and its adoption resulted in additional disclosures related to its commodity derivatives (See Note 5).

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," 157-2, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. On January 1, 2009, the Partnership adopted SFAS No. 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis. For the Partnership, the nonfinancial assets and liabilities is limited to the initial recognition of asset retirement obligations and the impairment of oil and gas properties. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The Partnership adopted SFAS 157 as of January 1, 2008 with respect to its commodity derivative instruments which are measured at fair value within its financial statements (See Note 6).

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2009 and 2008 were $72,200 and $12,600, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $377 per well per month in 2009 and 2008, respectively, for operating and maintaining the wells.  Well supervision fees incurred for the three months ended March 31, 2009 and 2008 were $362,900 and $63,200, respectively.

•
Transportation fees which are included in production expenses in the Partnership's Statements of Net Earnings are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months ended March 31, 2009 and 2008 were $919,000 and $389,800, respectively.

•
Assets contributed from the MGP which are disclosed on the Partnership’s Statement of Cash Flows as a non-cash activity for the three months ended March 31, 2009 and 2008, were $601,800 and $16,906,400, respectively.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. “Accounts receivable-affiliate” on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions.  Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the investor partners (August 2008). Since inception of the program, the MGP has not been required to subordinate any of its distributions to its limited partners.

NOTE 4 – COMPREHENSIVE LOSS

Comprehensive income includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net loss, are referred to as "other comprehensive loss" and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedge. A reconciliation of the Partnership’s comprehensive loss for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2009	2008
Net earnings	$1,811,600	$541,300
Other comprehensive loss:
Unrealized holding loss on hedging contracts	(4,669,100)	(3,132,000)
Less: reclassification adjustment for loss (gains) realized in net earnings	571,100	(116,100)
Total other comprehensive loss	(4,098,000)	(3,248,100)
Comprehensive loss	$(2,286,400)	$(2,706,800)

NOTE 5 - DERIVATIVE INSTRUMENTS

The Partnership applies the provisions of SFAS 133, which requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

The Partnership is exposed to certain risks relating to its ongoing business operations.  The risk is managed by using derivative instruments related to commodity price risk. Forward contracts on natural gas and oil are entered into to manage the price risk associated with forecasted sales of natural gas and crude oil. In accordance with SFAS No. 133, the Partnership designates these derivatives as cash flow hedges and the derivative instruments have been recorded as either assets or liabilities at fair value in the balance sheet. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified to earnings in the same period during which the hedged transaction affects earnings. The following table summarizes the fair value of derivative instruments as of March 31, 2009 and December 31, 2008, as well as the gain or loss recognized for the three months ended March 31, 2009 and 2008, respectively. There were no gains or losses recognized in income for ineffective derivative instruments for the three months ended March 31, 2009 and 2008, respectively.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
SFAS 133 Cash Flow	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
Hedging Relationships	Location	2009	2008	Location	2009	2008

Commodity contracts:	Current assets	$4,343,500	$8,859,500	Current liabilities	$(10,200)	$(735,500)
	Long-term assets	2,726,200	5,993,100	Long-term liabilities	(800)	(661,600)

Total derivatives under SFAS No. 133		$7,069,700	$14,852,600		$(11,000)	$(1,397,100)

Effects of Derivative Instruments on Statements of Net Earnings:

Derivatives in	Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended		Location of Gain/(Loss) Reclassified from Accumulated	Gain/(Loss) Reclassified from OCI into Income (Effective Portion) Three Months Ended
SFAS 133 Cash Flow	March 31,	March 31,	OCI into Income	March 31,	March 31,
Hedging Relationship	2009	2008	(Effective Portion)	2009	2008

Commodity contracts	$(4,669,100)	$(3,132,000)	Natural gas and oil revenue	$(571,100)	$116,100

Atlas Energy on behalf of the Partnership from time to time enters into natural gas and crude oil future option and collar contracts to hedge exposure to changes in natural gas prices and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures, options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate ("WTI") index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

At March 31, 2009, the Partnership reflected a net hedge asset on its Balance Sheets of $7,058,700, however unrealized gains of $11,156,700 were netted with impairment charges of the Partnership’s oil and gas properties for the period ended December 31, 2008 which results in a net unrealized accumulated loss of $4,098,000. Of the remaining $4,098,000 net unrealized loss in accumulated other comprehensive loss at March 31, 2009, if the fair values of the instruments remain at current market values, the Partnership will reclassify $2,055,400 of net losses to its Statements of Net Earnings over the next twelve month period as these contracts settle, and $2,042,600 of net losses in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months ended March 31, 2009 and 2008 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

As of March 31, 2009, Atlas Energy had allocated to the Partnership the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu)	Asset (2)

2009	932,200	$8.24	$3,682,200
2010	764,800	8.11	1,649,300
2011	514,800	7.84	578,900
2012	364,700	8.06	379,300
2013	38,800	8.73	57,300
			$6,347,000

Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu) (1)	(per MMbtu)	Asset (2)

2009	Puts purchased	5,400	$11.00	$36,100
2009	Calls sold	5,400	15.35	—
2010	Puts purchased	97,500	7.84	204,600
2010	Calls sold	97,500	9.01	—
2011	Puts purchased	206,700	7.48	213,400
2011	Calls sold	206,700	8.44	—
2012	Puts purchased	26,900	7.00	10,800
2012	Calls sold	26,900	8.32	—
2013	Puts purchased	7,600	7.00	1,700
2013	Calls sold	7,600	8.25	—
				$466,600

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)	(per Bbl)	Asset (3)

2009	1,400	$99.73	$63,700
2010	1,300	97.40	46,600
2011	1,100	96.44	31,500
2012	800	96.00	20,300
2013	200	96.06	5,500
			$167,600

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)	(per Bbl)	Asset (3)

2009	Puts purchased	800	$85.00	$27,300
2009	Calls sold	800	117.48	—
2010	Puts purchased	800	85.00	22,100
2010	Calls sold	800	112.92	—
2011	Puts purchased	700	85.00	15,500
2011	Calls sold	700	110.81	—
2012	Puts purchased	500	85.00	10,100
2012	Calls sold	500	110.06	—
2013	Puts purchased	200	85.00	2,500
2013	Calls sold	200	110.09	—
				$77,500

			Total Net Asset	$7,058,700
_____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Partnership prioritizes the inputs of the valuation techniques used to measure fair value into three levels.

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

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at March 31, 2009.

	Fair Value Measurements at March 31, 2009 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$7,058,700	$—

Total	$—	$7,058,700	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership has certain assets and liabilities that are reported at fair value on a nonrecurring basis in its Balance Sheets. The following methods and assumptions were used to estimate fair values.

Oil and Gas Property Impairments. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership reviews its proved oil and gas properties for impairment annually or when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Partnership estimates the expected future cash flows from its oil and gas properties and compares such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Partnership will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. The Partnership recorded an impairment of $122,041,700 for the year ended December 31, 2008, however there were no impairment indicators and thus there was no impairment charge for the three months ended March 31, 2009 and 2008.

Asset Retirement Obligations. The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment for a legal obligation for an asset retirement obligation such as: amounts and timing of settlements; interest rates; and estimated inflation rates. See Note 7 “Asset Retirement Obligations” for a summary of changes in asset retirement obligations.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis (Continued)

Information for assets that are measured at fair value on a nonrecurring basis for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	Level 3	Total	Level3	Total

Asset retirement obligations	$—	$—	$935,400	$935,400
Total	$—	$—	$935,400	$935,400

NOTE 7 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) and FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2009	2008

Asset retirement obligation at beginning of period	$2,738,900	$1,000,000
Liabilities incurred from drilling wells	—	935,400
Accretion expense	41,100	31,800
Asset retirement obligation at end of period	$2,780,000	$1,967,200

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Production revenues (in thousands):
Gas	$5,490	$3,043
Oil	234	33
Total	$5,724	$3,076

Production volumes:
Gas (mcf/day) (1)	9,187	4,029
Oil (bbls/day) (1)	66	4
Total (mcfe/day) (1)	9,583	4,053

Average sales prices:
Gas (per mcf) (1)	$6.64	$8.30
Oil (per bbl) (1)	$39.26	$92.19

Average production costs:
As a percent of revenues	33%	17%
Per mcfe (1)	$2.20	$1.44

Depletion per mcfe	$2.18	$5.24
____________

(1)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $5,490,400 and $3,042,900 for the three months ended March 31, 2009 and 2008, respectively, an increase of $2,447,500 (80%). This increase was due to an increase in production volumes to 9,187 mcf per day for the three months ended March 31, 2009 from 4,029 mcf per day for the three months ended March 31, 2008, an increase of 5,158 mcf per day (128%), partially offset by a decrease in the average sales price we received for our natural gas to $6.64 per mcf for the three months ended March 31, 2009 as compared to $8.30 per mcf for the three months ended March 31, 2008, a decrease of $1.66 per mcf (20%). The $2,447,500 increase in natural gas revenues for the three months ended March 31, 2009 as compared to the prior year similar period was attributable to a $3,818,900 increase in production volumes, partially offset by an $1,371,400 decrease in natural gas sales prices after the effect of financial hedges, which are driven by market conditions. The overall increase in natural gas production volumes for the three months ended March 31, 2009 resulted primarily from more wells being online in the current period versus the prior year similar period.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $234,000 and $32,600 the three months ended March 31, 2009 and 2008, respectively, an increase of $201,400. This increase was due to an increase in production volumes to 66 bbls per day for the three months ended March 31, 2009 from 4 bbls per day for the three months ended March 31, 2008, an increase of 62 bbls per day, partially offset by a decrease in the average sales price we received for our oil to $39.26 per bbl for the three months ended March 31, 2009 as compared to $92.19 per bbl for the three months ended March 31, 2008, a decrease of $52.93 per bbl (57%). The $201,400 increase in oil revenues for the three months ended March 31, 2009 as compared to the prior year similar period was attributable to a $516,900 increase in production volumes, partially offset by a $315,500 decrease in oil prices.

Expenses.  Production expenses were $1,894,800 and $530,700 for the three months ended March 31, 2009 and 2008, respectively, an increase of $1,364,100 (257%). This increase was primarily attributable to an increase in transportation fees, which are affected by an increase in production volumes.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 33% and 63% for the three months ended March 31, 2009 and 2008, respectively. These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.

General and administrative expenses for the three months ended March 31, 2009 and 2008, were $98,400 and $39,400, respectively, an increase of $59,000 (150%). This increase was primarily due to an increase in taxes. These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. This increase was primarily due to higher administrative fees, due to a majority of our wells being on-line for a full year.

Liquidity and Capital Resources

Cash provided by operating activities was $4,766,000 in the three months ended March 31, 2009. This was due to a increase in net earnings before depletion and accretion of $1,226,900 and an increase of net non-cash loss on derivative values of $2,298,800. In addition, the change in accounts receivable-affiliate increased operating cash flows by $1,248,900 in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Cash used in financing activities was $7,663,000 during the three months ended March 31, 2009. This consisted of distributions to partners.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the investor partners (August 2008). Since inception of the program, the MGP has not been required to subordinate any of its distributions to its limited partners.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. We adopted the provision of SFAS 161 on January 1, 2009 and its adoption resulted in additional disclosures related to its commodity derivative (See Note 5).

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," 157-2, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. On January 1, 2009 we adopted SFAS No. 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis. Our nonfinancial assets and liabilities is limited to the initial recognition of asset retirement obligations and the impairment of oil and gas properties. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. We adopted SFAS 157 as of January 1, 2008 with respect to our commodity derivative instruments which are measured at fair value within our financial statements (See Note 6).

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Securities and Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the MGP’s management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the MGP’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the MGP’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of the chief executive officer and chief financial officer, the MGP has carried out an evaluation of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures are effective at the reasonable assurance level at March 31, 2009.

There have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

Atlas Resources Public 17-2007 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: May 14, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: May 14, 2009	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: May 14, 2009	By:/s/ Sean P. McGrath
Sean P. McGrath, Chief Accounting Officer