Form 10-Q
period 2009-06-30
Atlas Resources Public #17-2007 (A) L.P.
filed 2009-08-13
CIK 1399542

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2009 and December 31, 2008	3

	Statements of Net Earnings for the Three Months and Six Months ended June 30, 2009 and 2008	4

	Statement of Changes in Partners’ Capital for the Six Months ended June 30, 2009	5

	Statements of Cash Flows for the Six Months ended June 30, 2009	6

	Notes to Financial Statements	7-17

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 4:	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 6:	Exhibits	23

SIGNATURES		24

CERTIFICATIONS		25-28

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$400	$2,897,400
Accounts receivable – affiliate	6,791,300	8,231,600
Short-term hedge receivable due from affiliate	3,611,300	8,859,500
Total current assets	10,403,000	19,988,500

Oil and gas properties, net	60,038,700	62,373,200
Long-term hedge liability due from affiliate	2,171,300	5,993,100
	$72,613,000	$88,354,800

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$14,300	$2,000
Short-term hedge liability due to affiliate	11,700	735,500
Total current liabilities	26,000	737,500

Asset retirement obligation	2,821,100	2,738,900
Long-term hedge liability due to affiliate	545,500	661,600

Partners’ capital:
Managing general partner	17,263,100	20,121,200
Limited partners (16,345.90 units)	55,611,100	64,095,600
Accumulated other comprehensive loss	(3,653,800)	—
Total partners' capital	$69,220,400	$84,216,800
	$72,613,000	$88,354,800

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES

Natural gas and oil	$3,205,700	$8,523,800	$8,930,100	$11,599,300
Interest income	500	2,000	1,600	2,000
Total revenues	3,206,200	8,525,800	8,931,700	11,601,300

COSTS AND EXPENSES
Production	1,469,100	1,965,500	3,363,900	2,496,200
Depletion	1,518,600	4,504,700	3,398,200	6,437,000
Accretion of asset retirement obligation	41,100	27,500	82,200	59,300
General and administrative	93,700	127,900	192,100	167,300
Total expenses	3,122,500	6,625,600	7,036,400	9,159,800
Net earnings	$83,700	$1,900,200	$1,895,300	$2,441,500

Allocation of net earnings (loss):
Managing general partner	$268,000	$1,572,100	$1,206,900	$2,122,400
Limited partners	$(184,300)	$328,100	$688,400	$319,100
Net earnings (loss) per limited partnership unit	$(11)	$20	$42	$19

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED
June 30, 2009
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Loss	Total

Balance at January 1, 2009	$20,121,200	$64,095,600	$—	$84,216,800

Participation in revenues and expenses:
Net production revenues	1,948,200	3,618,000	—	5,566,200
Interest income	600	1,000	—	1,600
Depletion	(645,900)	(2,752,300)	—	(3,398,200)
General and administrative	(67,200)	(124,900)	—	(192,100)
Accretion of asset retirement obligation	(28,800)	(53,400)	—	(82,200)
Net earnings	1,206,900	688,400	—	1,895,300

Other comprehensive loss	—	—	(3,653,800)	(3,653,800)

Asset contributions	1,063,700	—	—	1,063,700

Distributions to partners	(5,128,700)	(9,172,900)	—	(14,301,600)

Balance at June 30, 2009	$17,263,100	$55,611,100	$(3,653,800)	$69,220,400

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:

Net earnings	$1,895,300	$2,441,500
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	3,398,200	6,437,000
Non cash loss on derivative value	4,576,300	—
Accretion of asset retirement obligation	82,200	59,300
Decrease (increase) in accounts receivable-affiliate	1,440,300	(6,265,800)
Increase in accrued liabilities	12,300	12,100
Net cash provided by operating activities	11,404,600	2,684,100

Cash flows from financing activities:
Distributions to partners	(14,301,600)	—
Net cash used in financing activities	(14,301,600)	—

Net (decrease) increase in cash and cash equivalents	(2,897,000)	2,684,100
Cash and cash equivalents at beginning of period	2,897,400	100
Cash and cash equivalents at end of period	$400	$2,684,200

Supplemental Schedule of non-cash investing and financing activities:

Assets (returned to) contributed by managing general partner:
Tangible equipment	$496,000	$16,918,500
Lease cost	—	2,065,400
Intangible drilling costs	567,700	—
Syndication and offering costs	(2,226,400)	—
	$(1,162,700)	$18,983,900

Asset retirement obligation	$—	$811,100

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Atlas Resources Public 17-2007 (A) L.P. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner ("MGP") and Operator, and 3,225 subscribers to units as Limited Partners. The Partnership was formed on May 7, 2007 to drill and operate gas wells located primarily in western Pennsylvania, West Virginia and north central Tennessee. The Partnership has no employees and relies on its MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), ("Atlas Energy"), for administrative services.

The financial statements as of June 30, 2009 and for the three months and six months ended June 30, 2009 and 2008 are unaudited except that the balance sheet at December 31, 2008 is derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. Management has evaluated subsequent events through August 13, 2009, the date the financial statements were issued. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 2008. The results of operations for the three months and six months ended June 30, 2009 may not necessarily be indicative of the results of operations for the year ended December 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. The Partnership’s financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion, fair value of derivative instruments and the probability of forecasted transactions. Actual results could differ from these estimates.

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2009 and December 31, 2008, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $3,678,100 at June 30, 2009 and $5,726,800 at December 31, 2008, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Oil and gas properties are recorded at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets' estimated useful lives. In addition, accumulated depletion includes impairment adjustments to reflect the write-down to fair market value of the oil and gas properties. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2009	2008
Natural gas and oil properties:
Proved properties:
Leasehold interests	$3,922,600	$3,922,600
Wells and related equipment	202,183,200	201,132,000
	206,105,800	205,054,600

Accumulated depletion	(146,067,100)	(142,681,400)
	$60,038,700	$62,373,200

Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion. As a result of retirements the Partnership reclassified $12,500 from oil and gas properties, to accumulated depletion for the six months ended June 30, 2009.

Recently Adopted and Issued Financial Accounting Standards

In June 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Partnership adopted the requirements of SFAS No. 165 on April 1, 2009 and its adoption did not have a material impact on its financial position or results of operations.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted and Issued Financial Accounting Standards (Continued)

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The Codification supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership will apply the requirements of SFAS No. 168 to its financial statements and will update its disclosure references to the new FASB codification for the interim period ended September 30, 2009 and does not expect it to have a material impact on its financial position or results of operations.

In April 2009, the Financial Accounting Standards Board, (“FASB”) issued Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. FSP FAS 157-4 also requires an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted the requirements of FSP FAS 157-4 on April 1, 2009 and its adoption did not have a material impact on its financial position or results of operations.

In April 2009, the FASB issued Staff Position 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FSP FAS 107-1 APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted the requirements of FSP FAS 107-1 APB 28-1 on April 1, 2009 and its adoption did not have a material impact on its financial position or results of operations.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

Recently Adopted and Issued Financial Accounting Standards (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, - an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends the requirement of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), to require enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Partnership adopted the requirements of SFAS No. 161 on January 1, 2009 and it did not have a material impact on its financial position or results of operations (See Note 5).

Modernization of Oil and Gas Reporting

In December 2008, the Securities and Exchange Commission (“SEC”) announced that it had approved revisions to its oil and gas reporting disclosures by adopting amendments to Rule 4-10 of Regulation S-X and Items 201, 801, and 802 of Regulation S-K. These new disclosure requirements are referred to as “Modernization of Oil and Gas Reporting” and include provisions that:

•
Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

•
Report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end pricing. This should maximize the comparability of reserve estimates among companies and mitigate the distortion of the estimates that arises when using a single pricing date.

•	Permit companies to disclose their probable and possible reserves on a voluntary basis. Current rules limit disclosure to only proved reserves.

•	Update and revise reserve definitions to reflect changes in the oil and gas industry and new technologies. New updated definitions include “by geographic area” and “reasonable certainty.”

•	Permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

•
Require additional disclosures regarding the qualifications of the chief technical person who oversees the Partnership’s overall reserve estimation process. Additionally, disclosures are required related to internal controls over reserve estimation, as well as a report addressing the independence and qualifications of a Partnership’s  reserves preparer or auditor based on Society of Petroleum Engineers criteria.

The Partnership will begin complying with the disclosure requirements in its annual report on Form 10-K for the year ending December 31, 2009. The new rules may not be applied to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. The Partnership is currently in the process of evaluating the new requirements.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month. Administrative costs incurred for the three months and six months ended June 30, 2009 were $73,900 and $146,100, respectively. Administrative costs incurred for the three months and six months ended June 30, 2008 were $43,000 and $55,600, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $377 per well per month in 2009 and 2008, respectively, for operating and maintaining the wells. Well supervision fees incurred for the three months and six months ended June 30, 2009 were $371,500 and $734,400, respectively. Well supervision fees incurred for the three months and six months ended June 30, 2008 were $216,100 and $279,300, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months and six months ended June 30, 2009 were $623,600 and $1,542,600, respectively. Transportation fees incurred for the three months and six months ended June 30, 2008 were $1,321,200 and $1,711,000, respectively.

•
Assets returned to the MGP which are discussed on the Partnership’s Statements of Cash Flows as a non-cash activity for the six months ended June 30, 2009 were $1,162,700. The $1,162,700 of assets returned is net of a $2,226,400 adjustment for syndication and offering costs to reflect actual costs incurred. Assets contributed from the MGP which are disclosed on the Partnership’s Statements of Cash Flows as a non-cash activity for the six months ended June 30, 2008 were 18,983,900.

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

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net earnings and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net earnings, are referred to as "other comprehensive income (loss)" and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges. A reconciliation of the Partnership’s comprehensive income (loss) for the periods indicated is as follows:

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 4 – COMPREHENSIVE INCOME (LOSS) (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net earnings	$83,700	$1,900,200	$1,895,300	$2,441,500
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts	505,600	(22,706,400)	(4,163,500)	(25,838,400)
Less: reclassification adjustment for (gains) loss realized in net earnings	(61,400)	170,200	509,700	54,100
Total other comprehensive income (loss)	444,200	(22,536,200)	(3,653,800)	(25,784,300)
Comprehensive income (loss)	$527,900	$(20,636,000)	$(1,758,500)	$(23,342,800)

NOTE 5 - DERIVATIVE INSTRUMENTS

The Partnership applies the provisions of SFAS 133, which requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

The Partnership is exposed to certain risks relating to its ongoing business operations. The risk is managed by using derivative instruments related to commodity price risk. Forward contracts on natural gas and oil are entered into to manage the price risk associated with forecasted sales of natural gas and crude oil. In accordance with SFAS No. 133, the Partnership designates these derivatives as cash flow hedges and the derivative instruments have been recorded as either assets or liabilities at fair value in the balance sheet. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified to earnings in the same period during which the hedged transaction affects earnings. The following table summarizes the fair value of derivative instruments as of June 30, 2009 and December 31, 2008, as well as the gain or loss recognized for the three months and six months ended June 30, 2009 and 2008, respectively. There were no gains or losses recognized in income for ineffective derivative instruments for the three months and six months ended June 30, 2009 and 2008, respectively.

Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
SFAS 133 Cash Flow	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
Hedging Relationships	Location	2009	2008	Location	2009	2008

Commodity contracts:	Current assets	$3,611,300	$8,859,500	Current liabilities	$(11,700)	$(735,500)
	Long-term assets	2,171,300	5,993,100	Long-term liabilities	(545,500)	(661,600)

Total derivatives under SFAS No. 133		$5,782,600	$14,852,600		$(557,200)	$(1,397,100)

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Effects of Derivative Instruments on Statements of Net Earnings:

Derivatives in	Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended		Location of Gain/(Loss) Reclassified from Accumulated	Loss Reclassified from OCI into Income (Effective Portion) Three Months Ended
SFAS 133 Cash Flow	June 30,	June 30,	OCI into Income	June 30,	June 30,
Hedging Relationship	2009	2008	(Effective Portion)	2009	2008

Commodity contracts	$505,600	$(22,706,400)	Natural gas and oil revenue	$61,400	$170,200

Derivatives in	Loss Recognized in OCI on Derivative (Effective Portion) Six Months Ended		Location of Gain/(Loss) Reclassified from Accumulated	Loss Reclassified from OCI into Income (Effective Portion) Six Months Ended
SFAS 133 Cash Flow	June 30,	June 30,	OCI into Income	June 30,	June 30,
Hedging Relationship	2009	2008	(Effective Portion)	2009	2008

Commodity contracts	$(4,163,500)	$(25,838,400)	Natural gas and oil revenue	$(509,700)	$(54,100)

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas and crude oil future option and collar contracts to hedge exposure to changes in natural gas prices and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures, options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate ("WTI") index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

At June 30, 2009, the Partnership reflected a net hedge asset on its Balance Sheets of $5,225,400, however unrealized gains of $8,879,200 resulting from impairment charges of the Partnership’s oil and gas properties for the year ended December 31, 2008 results in a net unrealized accumulated loss of $3,653,800. Of the remaining $3,653,800 net unrealized loss in accumulated other comprehensive loss at June 30, 2009, if the fair values of the instruments remain at current market values, the Partnership will reclassify $1,397,700 of net losses to its Statements of Net Earnings over the next twelve month period as these contracts settle, and $2,256,100 of net losses in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months and six months ended June 30, 2009 and 2008, respectively, for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of June 30, 2009, Atlas Energy had allocated to the Partnership the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu)	Asset(2)

2009	678,600	$8.04	$2,493,900
2010	937,100	7.71	1,544,500
2011	571,600	7.04	458,100
2012	503,800	7.22	276,900
2013	240,500	7.13	1,700
			$4,775,100

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Natural Gas Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset
December 31,	Type	(MMbtu) (1)	(per MMbtu)	(Liability) (2)

2009	Puts purchased	3,600	$11.00	$24,800
2009	Calls sold	3,600	15.35	—
2010	Puts purchased	97,600	7.84	194,200
2010	Calls sold	97,600	9.01	—
2011	Puts purchased	258,200	6.52	154,800
2011	Calls sold	258,200	7.67	—
2012	Puts purchased	98,300	6.51	—
2012	Calls sold	98,300	7.72	(16,000)
2013	Puts purchased	122,500	6.52	—
2013	Calls sold	122,500	7.81	(38,200)
				$319,600

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)	(per Bbl)	Asset (3)

2009	900	$99.50	$26,600
2010	1,400	97.40	30,300
2011	1,100	77.46	20,100
2012	900	76.86	12,600
2013	200	77.36	3,300
			$92,900

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)	(per Bbl)	Asset (3)

2009	Puts purchased	600	$85.00	$8,600
2009	Calls sold	600	116.88	—
2010	Puts purchased	900	85.00	12,500
2010	Calls sold	900	112.92	—
2011	Puts purchased	700	67.22	9,200
2011	Calls sold	700	89.44	—
2012	Puts purchased	600	65.51	6,000
2012	Calls sold	600	91.45	—
2013	Puts purchased	100	65.36	1,500
2013	Calls sold	100	93.44	—
				$37,800

			Total Net Asset	$5,225,400
_____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at June 30, 2009.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Continued)

	Fair Value Measurements at June 30, 2009 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$5,225,400	$—

Total	$—	$5,225,400	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership has certain assets and liabilities that are reported at fair value on a nonrecurring basis in its Balance Sheets. The following methods and assumptions were used to estimate fair values.

Oil and Gas Property Impairments. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership reviews its proved oil and gas properties for impairment annually or when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Partnership estimates the expected future cash flows from its oil and gas properties and compares such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Partnership will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There was no impairment charge for the three months and six months ended June 30, 2009 and 2008, respectively, however the Partnership recorded an impairment of $122,041,700 for the year ended December 31, 2008.

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

Information for assets that are measured at fair value on a nonrecurring basis for the three months and six months ended June 30, 2008 is as follows: There were no assets that were measured at fair value on a non recurring basis for the three months and six months ended June 30, 2009.

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Level 3	Total	Level3	Total

Asset retirement obligations	$(124,300)	$(124,300)	$811,100	$811,100
Total	$(124,300)	$(124,300)	$811,100	$811,100

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 7 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) and FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Asset retirement obligation at beginning of period	$2,780,000	$1,967,200	$2,738,900	$1,000,000
Liabilities incurred from drilling wells	—	(124,300)	—	811,100
Accretion expense	41,100	27,500	82,200	59,300
Asset retirement obligation at end of period	$2,821,100	$1,870,400	$2,821,100	$1,870,400

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Laurel Mountain Midstream, LLC’s gas gathering system, a newly formed joint-venture between Atlas Energy’s affiliate, Atlas Pipeline Partners, L.P. (NYSE:APL) and The Williams Companies (NYSE:WMB). We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated: The values indicated below before the revision of the hedge gains that have been recorded from prior period impairment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Production revenues (in thousands):
Gas (1)	$5,355	$7,938	$12,933	$10,980
Oil (2)	129	586	573	619
Total	$5,484	$8,524	$13,506	$11,599

Production volumes:
Gas (mcf/day) (3)	7,428	8,766	8,303	6,398
Oil (bbls/day) (3)	24	72	45	38
Total (mcfe/day) (3)	7,572	9,198	8,573	6,626

Average sales prices: (4)
Gas (per mcf) (3)	$7.92	$9.95	$8.61	$9.43
Oil (per bbl) (3)	$59.65	$90.11	$70.63	$90.22

Average production costs:
As a percent of revenues	46%	23%	38%	22%
Per mcfe (1)	$2.13	$2.35	$2.17	$2.07

Depletion per mcfe	$2.20	$5.38	$2.19	$5.34
____________

(1)	Gas revenue was adjusted by gains previously recognized into income of $2,085,500 and $4,173,700 for the three and six months June 30, 2009.
(2)	Oil revenue was adjusted by gains previously recognized into income of $192,000 and $402,600 for the three and six months June 30, 2009.
(3)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.
(4)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.

Natural Gas Revenues.  Our natural gas revenues were $3,269,200 and $7,937,400 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $4,668,200 (59%). The $4,668,200 decrease in natural gas revenues for the three months ended June 30, 2009 as compared to the prior year similar period was attributable to a $3,456,200 decrease in natural gas sales prices after the effect of financial hedges, which are driven by market conditions, and a $1,212,000 decrease in production volumes. Our production volumes decreased to 7,428 mcf per day for the three months ended June 30, 2009 from 8,766 mcf per day for the three months ended June 30, 2008, a decrease of 1,338 mcf per day (15%).

Our natural gas revenues were $8,759,600 and $10,980,200 for the six months ended June 30, 2009 and 2008, respectively, a decrease of $2,220,600 (20%). The $2,220,600 decrease in natural gas revenues for the six months ended June 30, 2009 as compared to the prior year similar period was attributable to a $5,411,500 decrease in natural gas sales prices after the effect of financial hedges, which are driven by market conditions, partially offset by an $3,190,900 increase in production volumes.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $(63,500) net the OCI reversal of $192,000 and $586,400 the three months ended June 30, 2009 and 2008, respectively, a decrease of $649,900. The $649,900 decrease in oil revenues for the three months ended June 30, 2009 as compared to the prior year similar period was attributable to a $402,400 decrease in production volumes and a $247,500 decrease in oil prices. Our production volumes decreased to 24 bbls per day for the three months ended June 30, 2009 from 72 bbls per day for the three months ended June 30, 2008, a decrease of 48 bbls per day (67%).

Our oil revenues were $170,500 and $619,100 the six months ended June 30, 2009 and 2008, respectively, a decrease of $448,500. The $448,500 decrease in oil revenues for the six months ended June 30, 2009 as compared to the prior year similar period was attributable to a $561,500 decrease in oil prices, partially offset by an $113,000 increase in production volumes.

Expenses.  Production expenses were $1,469,100 and $1,965,500 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $496,400 (25%). Production expenses were $3,363,900 and $2,496,200 for the six months ended June 30, 2009 and 2008, respectively, an increase of $867,700 (35%). The decrease for the three months ended June 30, 2009 was due to lower transportation fees. The increase for the six months ended June 30, 2009 was due to higher supervision fees due to more wells being on-line.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 47% and 53% in the three months ended June 30, 2009 and 2008, respectively; and 38% and 55% for the six months ended June 30, 2008 and 2007, respectively. These percentage changes were directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2009 and 2008 were $93,700 and $127,900, respectively, a decrease of $34,200 (27%). For the six months ended June 30, 2009 and 2008 these expenses were $192,100 and $167,300, respectively, an increase of $24,800 (15%). These expenses include third-party costs or services as well as the monthly administrative fees charged by our MGP. The increases for the three months ended June 30, 2009 was primarily due to higher third-party costs as compared to the prior year similar period. The decrease for the six months ended June 30, 2009, was primarily due to lower third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities increased $8,720,500 in the six months ended June 30, 2009 to $11,404,600 as compared to $2,684,100 for the six months ended June 30, 2008. This increase was due to an increase of a net non-cash loss on derivative values of $4,576,300 and the change in accounts receivable-affiliate increased operating cash flows by $7,706,100, partially offset by a decrease in net earnings before depletion and accretion of $3,562,100 in the six months ended June 30, 2009 as compared to the six months ended June 30, 2009.

Cash used in financing activities was $14,301,600 during the six months ended June 30, 2009. This consisted of cash distributions to partners.

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

Recently Adopted and Issued Financial Accounting Standards

In June 2009, the FASB issued Statement No. 165, Subsequent Events or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. We adopted the requirements of SFAS No. 165 on April 1, 2009 and its adoption did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 or SFAS No. 168. SFAS No. 168 establishes the FASB Accounting Standards Codification or Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  The Codification supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will apply the requirements of SFAS No. 168 to our financial statements and will update its disclosure references to the new FASB codification for the interim period ended September 30, 2009 and does not expect it to have a material impact on our financial position or results of operations.

In April 2009, the Financial Accounting Standards Board, or FASB issued Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly or FSP FAS 157-4. FSP FAS 157-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. FSP FAS 157-4 also requires an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of FSP FAS 157-4 on April 1, 2009 and its adoption did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued Staff Position 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 require an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FSP FAS 107-1 APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of FSP FAS 107-1 APB 28-1 on April 1, 2009 and its adoption did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, - an amendment of FASB Statement No. 133 or SFAS No. 161. SFAS No. 161 amends the requirement of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, to require enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. We adopted the requirements of SFAS No. 161 on January 1, 2009 and its adoption did not have a material impact on our financial position or results of operations (See Note 5).

Modernization of Oil and Gas Reporting

In December 2008, the Securities and Exchange Commission or SEC announced that it had approved revisions to its oil and gas reporting disclosures by adopting amendments to Rule 4-10 of Regulation S-X and Items 201, 801, and 802 of Regulation S-K. These new disclosure requirements are referred to as “Modernization of Oil and Gas Reporting” and include provisions that:

•
Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

•
Report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end pricing. This should maximize the comparability of reserve estimates among companies and mitigate the distortion of the estimates that arises when using a single pricing date.

•	Permit companies to disclose their probable and possible reserves on a voluntary basis. Current rules limit disclosure to only proved reserves.

•	Update and revise reserve definitions to reflect changes in the oil and gas industry and new technologies. New updated definitions include “by geographic area” and “reasonable certainty.”

•	Permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

•
Require additional disclosures regarding the qualifications of the chief technical person who oversees the Partnership’s overall reserve estimation process. Additionally, disclosures are required related to internal controls over reserve estimation, as well as a report addressing the independence and qualifications of a Partnership’s reserves preparer or auditor based on Society of Petroleum Engineers criteria.

We will begin complying with the disclosure requirements in its annual report on Form 10-K for the year ending December 31, 2009. The new rules may not be applied to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. We are currently in the process of evaluating the new requirements.

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

Under the supervision of the chief executive officer and chief financial officer, the MGP has carried out an evaluation of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures are effective at the reasonable assurance level at June 30, 2009.

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

Atlas Resources Public 17-2007 (A) L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 13, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 13, 2009	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: August 13, 2009	By:/s/ Sean P. McGrath
Sean P. McGrath, Chief Accounting Officer