Form 10-K
period 2010-12-31
Atlas Resources Public #17-2007 (A) L.P.
filed 2011-03-30
CIK 1399542

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-53180
ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-8978061
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One 1550 Coraopolis Heights Road, 2nd Floor Moon Township, PA (Address of principal executive offices)	15108 (Zip Code)
Registrant’s telephone number (412) 262-2830
Securities registered under Section 12(b) of the Exchange Act.

Title of each class	Name of each exchange on which registered
None	None
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

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO ANNUAL REPORT
ON FORM 10-K

PAGE

PART I

Item 1: Business	3-5

Item 2: Properties	5-9

Item 3: Legal Proceedings	10

Item 4: (Removed and Reserved)	10

PART II

Item 5: Market for Registrant’s Common Equity and Related Security Holder Matters	10

Item 7: Management’s Discussion and Analysis of Financial Condition or Plan of Operations	11-15

Item 8: Financial Statements	16-36

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36

Item 9A: Controls and Procedures	36-37

Item 9B: Other Information	37

PART III

Item 10: Directors and Executive Officers of the Registrant	37-39

Item 11: Executive Compensation	39

Item 12: Security Ownership of Certain Beneficial Owners and Management	39

Item 13: Certain Relationships and Related Party Transactions	39-40

Item 14: Principal Accountant Fees and Services	40

PART IV

Item 15: Exhibits	41

SIGNATURES	42

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
PART I

ITEM 1.	BUSINESS
General. We are a Delaware limited partnership, formed on May 7, 2007 with Atlas Resources, LLC serving as our Managing General Partner (Atlas Resources or “MGP”). Atlas Resources, LLC is an indirect subsidiary of Atlas Energy, Inc., (“Atlas Energy”) (NASDAQ: ATLS). Atlas Energy’s focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Illinois, and/or Colorado basin regions of the United States of America. Atlas Energy is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services, Inc provides Atlas Energy with the personnel necessary to manage its assets and raise capital.
On February 17, 2011, Atlas Pipeline Holdings, L.P. (“AHD”) (NYSE: AHD), a then-majority owned subsidiary of Atlas Energy and general partner to Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, which included its investment management business, proved reserves located in the Appalachian Basin, New Albany Shale, Antrim Shale, Chattanooga Shale and Niobrara formations, and other assets. As part of the transaction, Atlas Resources, LLC became an indirect subsidiary of AHD. Concurrent with the sale of assets by Atlas Energy to AHD, Atlas Energy and its subsidiaries completed a merger transaction with Chevron Corporation (“Chevron”), whereby Chevron acquired the assets of Atlas Energy in exchange for $38.25 per Atlas Energy share. Subsequent to the transaction, AHD changed its name to Atlas Energy, L.P.
We have drilled and currently operate wells located in Pennsylvania, West Virginia and Tennessee. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy Holdings Operating Company, LLC for administrative services. See Item 11 “Executive Compensation.”
We received total cash subscriptions from investors of $163,010,400, which were paid to our MGP acting as operator and general drilling contractor under our drilling and operating agreements. Our MGP contributed leases, tangible equipment, and paid all syndication and offering costs for a total capital contribution of $58,417,800. We have drilled 375 developmental wells to the Clinton/Medina, Upper Devonian Sandstones, Southern Appalachia Shale and Marcellus geological formations in Pennsylvania, West Virginia and Tennessee.
Our operating cash flows are generated from our wells, which produce natural gas and oil. Our produced natural gas and oil is then delivered to market through third-party gas gathering systems. The majority of our natural gas and oil is delivered into the Laurel Mountain Midstream, LLC (“Laurel Mountain”) gas gathering system, a joint venture between APL and the Williams Companies, Inc. (NYSE: WMB). Laurel Mountain owns and operates all of APL’s previously owned northern Appalachian assets. Upon formation of the joint venture in May 2009, Atlas Energy entered into a new gas gathering agreement with Laurel Mountain, whereby Atlas Energy remits to Laurel Mountain a range generally from $0.35 per thousand cubic feet (“Mcf”) to the amount of the competitive gathering fee (which is currently defined as 16% of the gross sales price received for our gas).

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
The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a reasonable charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment costs of the well. As of December 31, 2010, our MGP had not withheld any funds for this purpose.
Our wells will continue to produce until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling. See Item 2 “Properties” for information concerning our wells.
Markets and Competition. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our natural gas production. Our natural gas is sold as discussed in Item 2 “Properties.” During 2010 and 2009, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production.
While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. See Item 2 “Properties” regarding the marketing of our natural gas and oil.
Governmental Regulation. The energy industry, in general is heavily regulated by federal and state authorities, including regulation of production, environmental quality and pollution control. The intent of federal and state regulations generally is to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. The following discussion of the regulation of the United States of America energy industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.
Regulation of oil and gas producing activities. State regulatory agencies, where a producing natural gas well is located provide a comprehensive statutory and regulatory scheme for oil and gas operations such as ours including supervising the production activities and the transportation of natural gas sold in intrastate markets. Our oil and gas operations in Pennsylvania are regulated by the Department of Environmental Resources, Division of Oil and Gas, our oil and gas operations in Tennessee are regulated by the Tennessee Department of Environment and Conservation and the Division of Geology and our oil and gas operations in West Virginia are regulated by the West Virginia Division of Natural Resources.

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
Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas, or oil can be liable for fines, penalties and clean-up costs for pollution caused by the wells. Moreover, the owner’s or operators’ liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. State public utility regulators have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.
We believe we have complied in all material respects with applicable federal and state regulations and do not expect that these regulations will have a material adverse impact on our operations. Our producing activities also must comply with various federal, state and local laws not mentioned, including those covering the discharge of materials into the environment or otherwise relating to the protection of the environment.
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
Additionally, our MGP will provide copies of any of these reports to you without charge. Such requests should be made to:
Atlas Resources Public 17-2007 (A) L.P.
Westpointe Corporate Center One
1550 Coraopolis Heights Road, 2nd Floor
Moon Township, PA 15108

ITEM 2.	PROPERTIES
Drilling Activity. For the years ended December 31, 2010 and 2009, we did not drill any wells nor do we expect to do so in future years.
Summary of Producing Wells. The table below presents the number of producing gross and net wells at December 31, 2010 in which we have a working interest. All wells are located in the Appalachian Basin.

	Number of Producing Wells
	Gross	Net
Gas	370	343.83

Production. The following table presents the quantities of natural gas and oil we produced (net to our interest), our average sales price, and our average production (lifting) cost per equivalent unit of production for the periods indicated.

					Average
Year					Production Cost
Ended	Production		Average Sales Price		(Lifting Cost)
December 31,	Oil (bbls)(1)	Gas (mcf)(1)	per bbl(1) (3) (5)	per mcf(1) (3) (4)	per mcfe(1) (2)
2010	8,100	2,090,200	$72.30	$6.59	$2.43
2009	13,000	2,781,600	$62.62	$7.93	$2.20

(1)	“Mcf” represents one thousand cubic feet of natural gas. “Mcfe” represents a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel (“bbl”).

(2)	Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance and gathering charges.

(3)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.

(4)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $2,459,200 and $7,429,400 for the years ended December 31, 2010 and 2009, respectively. The derivative gains are included in other comprehensive income (loss) and resulted from prior period impairment charges.

(5)
Average oil prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $410,800 and $715,700 for the years ended December 31, 2010 and 2009, respectively. The derivative gains are included in other comprehensive income (loss) and resulted from prior period impairment charges.

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

The Partnership adopted these revised requirements December 31, 2009.

The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the dates indicated. Proved reserves are the estimated quantities of crude oil and natural gas, which, by an analysis of geological and engineering data, can be estimated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, operating methods and government regulations (i.e., prices and costs as of the date the estimate is made). Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to our direct ownership interests in oil and gas properties. For the years ended December 31, 2010 and 2009, we based our estimates of proved reserves on the 12-month unweighted average price of the first-day-of-the-month price for each calendar month and then applied any basis and British Thermal Units (“btu”) differentials specifically applicable to each oil and gas property based on location and pricing details. The following table summarizes the natural gas and oil prices used in the estimation of proved reserves:

	December 31,
	2010	2009
Natural gas (per mcf)	$4.38	$3.87
Oil ( per bbl)	79.43	61.18
Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The preparation of our natural gas and oil reserve estimates were completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to our third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2010, we retained Wright & Company, a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of our properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2010. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K. Results of production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas and oil may be different from those estimated by our independent petroleum engineering firm in preparing their reports. The amounts and timing of future operating costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated PV-10 and standardized measure values as representative of the current or future fair market value of our proved natural gas and oil properties. PV-10 and standardized measure values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for the escalation of expenses. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.

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

	At December 31,
	2010	2009

Natural gas reserves — proved developed reserves (Mcf) (1) (2) (4)	14,604,500	19,615,900
Oil reserves — proved developed reserves (Bbl) (1) (2) (4)	32,500	31,500

Total proved reserves (Mcfe)	14,799,500	19,804,900

PV-10 estimate of cash flows of proved reserves (3)(4)	$18,190,400	$21,831,800

PV-10 estimate per limited partner unit (5)	$741	$868

Undiscounted estimate per limited partner unit (5)	$1,246	$1,586

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

(2)
“Proved developed oil and gas reserves” generally refers to reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. (Does not include natural gas liquid reserves).

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

Acreage. The table below represents, by state, the estimated acres of developed oil and gas acreage in which we had an interest at December 31, 2010. There was no undeveloped acreage at December 31 2010.

	Developed Acreage
Location	Gross(1)	Net(2)
Pennsylvania	7,543.39	7,354.35
Tennessee	2,020.87	1,872.61
West Virginia	230.10	115.05

Total	9,794.36	9,342.01

(1)	A “gross” acre is an acre in which we own a working interest.

(2)	A “net” acre represents the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a 0.5 net acre.
Delivery Commitments. Atlas Energy markets our natural gas supply, which is principally located in the Appalachian region, primarily to Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy, National Fuel Resources, Equitable Energy and to third-party natural gas purchasers or marketers. We are not required to provide any fixed and determinable quantities of gas under any agreement.
The pricing arrangements with Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy, National Fuel Resources, Equitable Energy and other third-party gas purchasers or marketers are tied to the New York Mercantile Exchange Commission, or NYMEX, spot market price. The total price received for our gas is a combination of the monthly NYMEX spot price plus a basis adjustment. For example, the NYMEX spot price is the base price and there is an additional premium paid because of the location of the gas (the Appalachian Basin) in relation to the gas market, which is referred to as the “basis.”
Pricing for natural gas and oil has been volatile and uncertain for many years. The agreements with Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy Management, National Fuel Resources, Equitable Energy and the other third-party gas purchasers or marketers also permit Atlas Energy and its affiliates to implement gas forward sales transactions through those companies. Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy, National Fuel Resources, Equitable Energy and the other third-party purchasers or marketers also use NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to Atlas Energy, which then makes those arrangements available to us and its other partnerships. The price paid by Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy, National Fuel Resources, Equitable Energy and any other third-party purchasers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market price. Also, Atlas Energy’s hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by Atlas Energy are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to six years in the future. The overall portion of our natural gas and oil portfolio that is hedged changes from time to time.
To assure that all financial instruments will be used solely for hedging price risks, and not for speculative purposes, Atlas Energy has established a committee to assure that all financial trading is done in compliance with Atlas Energy’s hedging policies and procedures. Atlas Energy does not intend to contract for positions that it cannot offset with actual production.

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
Market Information. There is no established public trading market for our units and we do not anticipate that a market for our units will develop. Our units may be transferred only in accordance with the provisions of Article VI of our Partnership Agreement which requires:
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
Holders. As of December 31, 2010, we had 3,238 unit holders.
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
During the years ended December 31, 2010 and 2009, we distributed the following:
•	$8,660,900 and $14,025,700 to our limited partners; and
•	$2,013,600 and $8,366,500 to our managing general partner, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS
The following discussion provides information to assist in understanding our financial condition and result of operations. This discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this report.
We are a Delaware limited partnership, formed on May 7, 2007 with Atlas Resources, LLC serving as our Managing General Partner (Atlas Resources or “MGP”). Atlas Resources, LLC is an indirect subsidiary of Atlas Energy, Inc., (“Atlas Energy”) (NASDAQ: ATLS). Atlas Energy’s focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Illinois, and/or Colorado basin regions of the United States of America. Atlas Energy is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services, Inc. provides Atlas Energy with the personnel necessary to manage its assets and raise capital.
On February 17, 2011, Atlas Pipeline Holdings, L.P. (“AHD”) (NYSE: AHD), a then-majority owned subsidiary of Atlas Energy and general partner to Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, which included its investment management business, proved reserves located in the Appalachian Basin, New Albany Shale, Antrim Shale, Chattanooga Shale and Niobrara formations, and other assets. As part of the transaction, Atlas Resources, LLC became an indirect subsidiary of AHD. Concurrent with the sale of assets by Atlas Energy to AHD, Atlas Energy and its subsidiaries completed a merger transaction with Chevron Corporation (“Chevron”), whereby Chevron acquired the assets of Atlas Energy in exchange for $38.25 per Atlas Energy share. Subsequent to the transaction, AHD changed its name to Atlas Energy, L.P.

Results of Operations. The following table sets forth information related to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Years Ended December 31,
	2010	2009
Production revenues (in thousands):
Gas	$11,325	$14,619
Oil	173	99

Total	$11,498	$14,718

Production volumes:
Gas (mcf/day) (1)	5,727	7,621
Oil (bbls/day) (1)	22	36

Total (mcfe/day) (1)	5,859	7,837

Average sales prices: (2)
Gas (per mcf) (1) (3)	$6.59	$7.93
Oil (per bbl) (1) (4)	$72.30	$62.62

Average production costs:
As a percent of revenues	45%	43%
Per mcfe (1)	$2.43	$2.20

Depletion per mcfe	$2.79	$2.42

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

(2)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.

(3)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $2,459,200 and $7,429,400 for the years ended December 31, 2010 and 2009, respectively. The derivative gains are included in other comprehensive income (loss) and resulted from prior period impairment charges.

(4)
Average oil prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $410,800 and $715,700 for the years ended December 31, 2010 and 2009, respectively. The derivative gains are included in other comprehensive income (loss) and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $11,325,500 and $14,618,800 for the years ended December 31, 2010 and 2009, respectively, a decrease of $3,293,300 (23%). The $3,293,300 decrease in our natural gas revenues for the year ended December 31, 2010, as compared to the prior year period, was attributable to a $3,633,500 decrease in production volumes, partially offset by a $340,200 increase in natural gas sales prices after the effect of financial hedges, which were driven by market conditions. Our production volumes decreased to 5,727 mcf per day for the year ended December 31, 2010 from 7,621 mcf per day for the year ended December 31, 2009, a decrease of 1,894 mcf per day (25%). The overall decrease in natural gas production volumes for the year ended December 31, 2010 resulted primarily from the normal decline inherent in the life of the well.

The price we receive for our natural gas is primarily a result of the index-driven agreements with Colonial Energy, Inc., Atmos Energy Marketing LLC, Sequent Energy Management, Hess Corporation, NJR Energy Services, BP Energy, Exelon Energy, National Fuel Resources, Equitable Energy and our other natural gas purchasers. See Item 2 “Properties.” Thus, the price we receive for our natural gas may vary significantly each month as the underlying index changes in response to market conditions.
Oil Revenue. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $172,400 and $99,000 for the years ended December 31, 2010 and 2009, respectively, a increase of $73,400 (74%). The $73,400 increase in oil revenue for the year ended December 31, 2010 as compared to the prior year period was attributable to decrease of $37,600 due to lower production volumes, offset by a $111,000 increase in oil prices after the effect of financial hedges. Our production volumes decreased to 22 bbls per day for the year ended December 31, 2010 from 36 bbls per day for the year ended December 31, 2009, a decrease of 14 bbls per day (39%).
Expenses. Production expenses were $5,204,100 and $6,298,800 for the years ended December 31, 2010 and 2009, respectively, a decrease of $1,094,700 (17%). This decrease was primarily due to lower transportation and other variable expenses which were affected by a decrease in production volumes.
Depletion of our oil and gas properties as a percentage of oil and gas revenues was 52% and 47% for the years ended December 31, 2010 and 2009, respectively. These percentage changes were directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.
Impairment of oil and gas properties for the years ended December 31, 2010 and 2009 was $8,046,500 and $4,085,800, respectively. Annually we compare the carrying value of our proved developed oil and gas producing properties to their estimated fair market value. To the extent our carrying value exceeds the estimated fair market value an impairment charge is recognized. As a result of this assessment, an impairment charge was recognized for the years ended December 31, 2010 and 2009. This charge is based on reserve quantities, future market values and our carrying value. We cannot provide any assurance that similar charges may or may not be taken in future periods.
General and administrative expenses were $359,400 and $395,800 for the years ended December 31, 2010 and 2009, respectively a decrease of $36,400 (9%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP and vary from period to period due to the timing and billing of the costs and services provided to us.
Liquidity and Capital Resources. Cash provided by operating activities decreased $10,514,800 in the year ended December 31, 2010 to $10,122,400 as compared to $20,637,200 for the year ended December 31, 2009. This decrease was due to a decrease in the change in net non-cash loss on derivative values of $5,187,400, change in accounts receivable-affiliate of $3,001,100, change in net earnings before depletion, accretion and impairment of oil and gas properties of $2,178,000, change in accrued liabilities of $126,400 and change in asset retirement obligation settled of $21,900.
Cash provided by investing activities was $11,800 for the year ended December 31, 2010 resulting from proceeds received for the sale of tangible equipment and the purchase of tangible equipment. Cash used in investing activities was $100 for the year ended December 31, 2009 for the return of an initial capital contribution by the MGP.

Cash used in financing activities decreased $11,717,700 during the year ended December 31, 2010 to $10,674,500 from $22,392,200 for the year ended December 31, 2009. This decrease was due to a decrease in cash distributions to partners.
Our MGP may withhold funds for future plugging and abandonment costs. Through December 31, 2010, our MGP had not withheld any funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.
The Partnership is generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.
Critical Accounting Policies
Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include depletion and depreciation, asset impairment, fair value of derivative instruments, and the probability of forecasted transactions. We summarize our significant accounting policies within our financial statements included in Item 8, “Financial Statements.” The critical accounting policies and estimates we have identified are discussed below.
Impairment of Long-Lived Assets. The cost of oil and gas properties, less estimated salvage value, is depleted on the units-of-production method and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured by others utilizing our services or for our products; changes in competition and competitive practices; uncertainties associated with the United States of America and world economies; changes in the expected level of environmental capital, operating or remediation expenditures; and changes in governmental regulations or actions. During the years ended December 31, 2010 and 2009, we recognized impairment charges of $8,046,500 and $4,085,800 respectively, net of an offsetting gain in other comprehensive income (loss) of $234,400 and $322,200, respectively.
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
Asset Retirement Obligations. On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our operating assets. We also estimate the salvage value of equipment recoverable upon abandonment. Projecting future retirement cost estimates is difficult as it involves the estimation of many variables such as economic recoveries of reserves, future labor and equipment rates, future inflation rates and a credit adjusted risk free rate. To the extent future revisions to these assumptions impact the fair value of our existing asset retirement obligation, a corresponding adjustment is made to our oil and gas properties. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in their estimates or costs, could reduce our gross profit from operations.
Working Interest. Our Partnership Agreement establishes that revenues and expenses will be allocated to our MGP and limited partners based on their ratio of capital contributions to total contributions (“working interest”). Our MGP is also provided an additional working interest of 7% as provided in our agreement. Due to the time necessary to complete drilling operations and accumulate all drilling costs, estimated working interest percentage ownership rates are utilized to allocate revenues and expenses until the wells are completely drilled and turned on-line into production. Once the wells are completed, the final working interest ownership of the partners is determined and any previously allocated revenues and expenses based on the estimated working interest percentage ownership are adjusted to conform to the final working interest percentage ownership. At December 31, 2010, $742,700 of net earnings resulting from the working interest adjustment was reclassified from the MGP’s capital account to our limited partner’s capital account. At December 31, 2009, $247,500 of net earnings resulting from the working interest adjustment was reclassified from our limited partner’s capital account to the MGP’s capital account.

ITEM 8.	FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Atlas Resources Public #17-2007 (A) L.P.
We have audited the accompanying balance sheets of Atlas Resources Public #17-2007 (A) L.P. (a Delaware Limited Partnership) as of December 31, 2010 and 2009, and the related statements of operations, comprehensive loss, changes in partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Resources Public #17-2007 (A) L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
March 30, 2011

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
BALANCE SHEETS
DECEMBER 31,

	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$602,000	$1,142,300
Accounts receivable — affiliate	2,519,300	3,874,900
Short-term hedge receivable due from affiliate	2,170,400	2,407,600

Total current assets	5,291,700	7,424,800

Oil and gas properties, net	39,847,700	52,839,600
Long-term hedge receivable due from affiliate	2,120,800	1,980,800

	$47,260,200	$62,245,200

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$95,200	$111,800
Short-term hedge liability due to affiliate	17,200	29,000

Total current liabilities	112,400	140,800

Asset retirement obligation	4,731,600	3,370,300
Long-term hedge liability due to affiliate	371,000	301,800

Partners’ capital:
Managing general partner	9,370,800	13,968,400
Limited partners (16,345.90 units)	31,768,300	46,038,800
Accumulated other comprehensive income (loss)	906,100	(1,574,900)

Total partners’ capital	42,045,200	58,432,300

	$47,260,200	$62,245,200

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
REVENUES
Natural gas and oil	$11,497,900	$14,717,800
Interest income	900	2,300

Total revenues	11,498,800	14,720,100

COST AND EXPENSES
Production	5,204,100	6,298,800
Depletion	5,960,500	6,932,300
Impairment of oil and gas properties	8,046,500	4,085,800
Accretion of asset retirement obligations	202,200	164,300
General and administrative	359,400	395,800

Total expenses	19,772,700	17,877,000

Net loss	$(8,273,900)	$(3,156,900)

Allocation of net (loss) earnings:
Managing general partner	$(810,700)	$626,700

Limited partners	$(7,463,200)	$(3,783,600)

Net loss per limited partnership unit	$(457)	$(231)

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENTS OF COMPRENSIVE LOSS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Net loss	$(8,273,900)	$(3,156,900)
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts	3,640,000	(1,361,600)
Less: reclassification adjustment for gains realized in net loss	(1,159,000)	(213,300)

Total other comprehensive income (loss)	2,481,000	(1,574,900)

Comprehensive loss	$(5,792,900)	$(4,731,800)

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2010 AND 2009

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	(Loss) Income	Total

Balance at December 31, 2008	$20,121,200	$64,095,600	$—	$84,216,800

Participation in revenue and expenses:
Net production revenues	2,946,700	5,472,300	—	8,419,000
Interest income	800	1,500	—	2,300
Depletion	(1,336,900)	(5,595,400)	—	(6,932,300)
Impairment of oil and gas properties	(787,900)	(3,297,900)	—	(4,085,800)
General and administrative	(138,500)	(257,300)	—	(395,800)
Accretion of asset retirement obligations	(57,500)	(106,800)	—	(164,300)

Net earnings (loss)	626,700	(3,783,600)	—	(3,156,900)

Other comprehensive loss	—	—	(1,574,900)	(1,574,900)

Working interest adjustment	247,500	(247,500)	—	—

Asset contributions	1,339,600	—	—	1,339,600

Return of capital	(100)	—	—	(100)

Distributions to partners	(8,366,500)	(14,025,700)	—	(22,392,200)

Balance at December 31, 2009	$13,968,400	$46,038,800	$(1,574,900)	$58,432,300

Participation in revenue and expenses:
Net production revenues	2,100,200	4,193,600	—	6,293,800
Interest income	300	600	—	900
Depletion	(1,159,100)	(4,801,400)	—	(5,960,500)
Impairment of oil and gas properties	(1,564,700)	(6,481,800)	—	(8,046,500)
Accretion of asset retirement obligations	(67,500)	(134,700)	—	(202,200)
General and administrative	(119,900)	(239,500)	—	(359,400)

Net loss	(810,700)	(7,463,200)	—	(8,273,900)

Other comprehensive income	—	—	2,481,000	2,481,000

Subordination	(1,110,900)	1,110,900	—	—

Asset contributions	80,300	—	—	80,300

Working interest adjustment	(742,700)	742,700	—	—

Distributions to partners	(2,013,600)	(8,660,900)	—	(10,674,500)

Balance at December 31, 2010	$9,370,800	$31,768,300	$906,100	$42,045,200

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(8,273,900)	$(3,156,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	5,960,500	6,932,300
Non-cash loss on derivative	2,635,600	7,823,000
Impairment of oil and gas properties	8,280,900	4,408,000
Accretion of asset retirement obligation	202,200	164,300
Decrease in accounts receivable-affiliate	1,355,600	4,356,700
(Decrease) increase in accrued liabilities	(16,600)	109,800
Asset retirement obligations settled	(21,900)	—

Net cash provided by operating activities	10,122,400	20,637,200

Cash flow from investing activities:
Return of initial capital contribution by MGP	—	(100)
Purchase of tangible equipment	(5,700)	—
Proceeds from the sale of tangible equipment	17,500	—

Net cash provided by (used in) investing activities	11,800	(100)

Cash flows from financing activities:
Distributions to partners	(10,674,500)	(22,392,200)

Net cash used in financing activities	(10,674,500)	(22,392,200)

Net decrease in cash and cash equivalents	(540,300)	(1,755,100)
Cash and cash equivalents at beginning of period	1,142,300	2,897,400

Cash and cash equivalents at end of period	$602,000	$1,142,300

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by the managing general partner:
Tangible equipment	$11,100	$512,000
Intangible drilling costs	69,200	827,600

	80,300	$1,339,600

Asset retirement obligations revisions	$1,181,000	$467,100

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
NOTE 1 — DESCRIPTION OF BUSINESS
Atlas Resources Public 17-2007 (A) L.P. (the “Partnership”) is a Delaware limited partnership, formed on May 7, 2007 with Atlas Resources, LLC serving as its Managing General Partner and Operator (Atlas Resources or “MGP”). Atlas Resources, LLC is an indirect subsidiary of Atlas Energy, Inc., (“Atlas Energy”) (NASDAQ: ATLS). Atlas Energy’s focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Illinois, and/or Colorado basin regions of the United States of America. Atlas Energy is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services Inc. provides Atlas Energy with the personnel necessary to manage its assets and raise capital.
On February 17, 2011, Atlas Pipeline Holdings, L.P. (“AHD”) (NYSE: AHD), a then-majority owned subsidiary of Atlas Energy and general partner to Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, which included its investment management business, proved reserves located in the Appalachian Basin, New Albany Shale, Antrim Shale, Chattanooga Shale and Niobrara formations, and other assets. Subsequent to the transaction, AHD changed its name to Atlas Energy, L.P. and assumed control of Atlas Resources.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the years ended December 31, 2010 and 2009 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At December 31, 2010 and 2009, the Partnership’s MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Fair Value of Financial Instruments
The carrying amounts of the Partnership’s cash and receivables approximate fair values because of the short maturities of these instruments.
Supplemental Cash Flow Information
The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the years ended December 31, 2010 and 2009.
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At December 31, 2010, the Partnership had $669,900 in deposits at one bank, of which $2,400 was insured by the Federal Deposit Insurance Corporation. At December 31, 2009, the Partnership had $1,216,000, in deposits at one bank, of which none was insured by the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.
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
The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of developed producing properties. Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
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
During the years ended December 31, 2010 and 2009, the Partnership recognized $8,046,500 and $4,085,800, respectively, asset impairments related to oil and gas properties, net of an offsetting gains in accumulated other comprehensive income (loss) of $234,400 and $322,200, respectively. These impairments related to the carrying amount of these oil and gas properties being in excess of its estimate of their fair value at December 31, 2010 and 2009. The estimate of fair value of these oil and gas properties was impacted by, among other factors, the deterioration of natural gas prices.
Working Interest
The Partnership Agreement establishes that revenues and expenses will be allocated to the MGP and limited partners based on their ratio of capital contributions to total contributions (“working interest”). The MGP is also provided an additional working interest of 7% as provided in the Partnership Agreement. Due to the time necessary to complete drilling operations and accumulate all drilling costs, estimated working interest percentage ownership rates are utilized to allocate revenues and expenses until the wells are completely drilled and turned on-line into production. Once the wells are completed, the final working interest ownership of the partners is determined and any previously allocated revenues and expenses based on the estimated working interest percentage ownership are adjusted to conform to the final working interest percentage ownership. At December 31, 2010, $742,700 of net earnings resulting from the working interest adjustment was reclassified from the MGP’s capital account to our limited partner’s capital account. At December 31, 2009, $247,500 of net earnings resulting from the working interest adjustment was reclassified from our limited partner’s capital account to the MGP’s capital account.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at December 31, 2010 and 2009 of $1,807,800 and $2,763,700, respectively, which are included in accounts receivable — affiliate within the Partnership’s balance sheets.
Asset Retirement Obligation
The Partnership recognizes an estimated liability for the plugging and abandonment of its oil and gas wells and related facilities, or asset retirement obligations (see Note 5). The Partnership recognizes a liability for future asset retirement obligations in the current period if a reasonable estimate of the fair value of the liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.
Environmental Matters
The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Atlas Energy maintains insurance that may cover in whole or in part, certain environmental expenditures. For the years ended December 31, 2010 and 2009, the Partnership had no environmental matters requiring specific disclosure or the recording of a liability.
Comprehensive Loss
Comprehensive loss includes net loss and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. These changes, other than net loss, are referred to as “other comprehensive income (loss),” and for the Partnership include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Adopted Accounting Standards
In April 2010, the FASB issued Accounting Standards Update 2010-14, “Accounting for Extractive Industries — Oil & Gas: Amendments to Paragraph 932-10-S99-1” (“Update 2010-14”). Update 2010-14 provides amendments to add the SEC’s Regulation S-X Rule 4-10, “Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975” (“S-X Rule 4-10”) to Accounting Standards Codification (“ASC”) Topic 932 “Extractive Activities — Oil and Gas”. S-X Rule 4-10 was included in the SEC’s Final Rule, “Modernization of Oil and Gas Reporting, which became effective January 1, 2010. As Update 2010-14 only served to align the FASB’s ASC Topic 932 with the SEC’s S-X Rule 4-10, its adoption did not have a material impact on the Partnership’s financial position, results of operations or related disclosures.
In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“Update 2010-09”). Update 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting standards. The requirements of Update 2010-09 were effective upon its issuance on February 24, 2010. The requirements of Update 2010-09 were applied upon its adoption, and it did not have an impact on the Partnership financial position, results of operations or related disclosures.
In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurement and Disclosures (Topic (820) — Improving Disclosures about Fair Value Measurement” (“Update 2010-06”). Update 2010-06 clarifies and requires new disclosures about the transfer of amounts between Level 1 and Level 2, as well as significant transfers in and out of Level 3. In addition, for Level 2 and Level 3 measurements, Update 2010-06 requires additional disclosure about the valuation technique used or any changes in technique. Update 2010-06 also clarifies that entities must disclose fair value measurements by classes of assets and liabilities, based on the nature and risks of the assets and liabilities. The requirements of Update 2010-06 are effective at the start of a reporting entity’s first fiscal year beginning after December 15, 2009 (January 1, 2010 for the Partnership). The requirements of Update 2010-06 were applied upon its adoption on January 1, 2010 and it did not have a material impact on the Partnership’s financial position, results of operations or related disclosures.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Major Customers
The Partnership’s natural gas is sold under contract to various purchasers. For the year ended December 31, 2010, sales to Sequent Energy Management, Atmos Energy Marketing LLC., Equitable Gas and South Jersey Resources accounted for 25%, 17%, 15% and 12%, respectively, of total revenues. For the year ended December 31, 2009, sales to Equitable Gas, Atmos Energy Marketing LLC., Hess Corporation and Dominion Field Services, Inc., accounted for 16%, 16%, 13% and 12%, respectively, of total revenues. No other customers accounted for 10% or more of total revenues for the years ended December 31, 2010 and 2009.
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
NOTE 3 — PARTICIPATION IN REVENUES AND COSTS
The MGP and the limited partners will generally participate in revenues and costs in the following manner:

	Managing
	General	Limited
	Partner	Partners
Organization and offering costs	100%	0%
Lease costs	100%	0%
Revenues (1)	33.37%	66.63%
Operating costs, administrative costs, direct and all other costs (2)	33.37%	66.63%
Intangible drilling costs	5.41%	94.59%
Tangible equipment costs	69.66%	30.34%

(1)
Subject to the MGP’s subordination obligation, substantially all partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions, except that the MGP will receive an additional 7% of the partnership revenues and the MGP revenue percentage may not exceed 40%.

(2)	These costs will be charged to the partners in the same ratio as the related production revenues are credited.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 4 — OIL AND GAS PROPERTIES
The following is a summary of oil and gas properties:

	December 31,
	2010	2009
Proved properties:
Leasehold interest	$3,888,700	$3,911,300
Wells and related equipment	203,520,500	202,711,300

	207,409,200	206,622,600

Accumulated depletion	(167,561,500)	(153,783,000)

	$39,847,700	$52,839,600

Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion. As a result of retirements, the Partnership reclassified $462,900 and $238,700 from oil and gas properties to accumulated depletion for the years ended December 31, 2010 and 2009, respectively. Upon the sale of an entire interest where the property had been accessed for impairment, a gain or loss is recognized in the statement of operations.
NOTE 5 — ASSET RETIREMENT OBLIGATION
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
A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows:

	Years Ended December 31,
	2010	2009
Asset retirement obligation at beginning of year	$3,370,300	$2,738,900
Revision in estimates	1,181,000	467,100
Accretion expense	202,200	164,300
Asset retirement obligations settled	(21,900)	—

Asset retirement obligation at end of year	$4,731,600	$3,370,300

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 6 — DERIVATIVE INSTRUMENTS
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
Derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value. The Partnership reflected a net derivative asset on its balance sheets of $3,903,000 at December 31, 2010, however unrealized gain of $2,996,900 recognized in income results in a net accumulated other comprehensive income balance of $906,100. The unrealized gain of $2,996,900 is comprised of $234,400 and $2,762,500 from 2010 and prior year impairments, respectively. Of the remaining $906,100 net unrealized gain in accumulated other comprehensive income (loss) at December 31, 2010, if the fair values of the instruments remain at current market values, the Partnership will reclassify $672,000 of gains to the Partnership’s statements of operations over the next twelve month period as these contracts expire. Aggregate gains of $234,100 will be reclassified to the Partnership’s statements of operations in later periods as these remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future price changes.
The following table summarizes the fair value of the Partnership’s derivative instruments as of December 31, 2010 and 2009, as well as the gain or loss recognized in the statements of operations for effective derivative instruments for the years ended December 31, 2010 and 2009:
Fair Value of Derivative Instruments:

		Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
Cash Flow	Balance Sheet	December 31,	December 31,	Balance sheet	December 31,	December 31,
Hedging Relationships	Location	2010	2009	Location	2010	2009

Commodity Contracts	Current Assets	$2,170,400	$2,407,600	Current liabilities	$(17,200)	$(29,000)
	Long-Term Assets	2,120,800	1,980,800	Long-term liabilities	(371,000)	(301,800)

Total Derivatives		$4,291,200	$4,388,400		$(388,200)	$(330,800)

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 6 — DERIVATIVE INSTRUMENTS (Continued)
Effects of Derivative Instruments on Statement of Operations:

	Gain/(Loss)			Gain
	Recognized in OCI on Derivative			Reclassified from OCI into Net (Loss) Income
	(Effective Portion)		Location of Gain	(Effective Portion)
Derivatives in	Twelve Months Ended		Reclassified from Accumulated	Twelve Months Ended
Cash Flow	December 31,	December 31,	OCI into (Loss) Income	December 31,	December 31,
Hedging Relationships	2010	2009	(Effective Portion)	2010	2009

Commodity Contracts	$3,640,000	$(1,361,600)	Natural Gas and Oil Revenue	$1,159,000	$213,300

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
In December 2010, the MGP, on behalf of the Partnership, allocated approximately $11,700 in net proceeds from the early settlement of natural gas derivative positions for production periods during 2012. The gain realized upon the early terminations of these derivative positions is reported in accumulated other comprehensive income and will be reclassified to the Partnership’s statements of operations in the same periods in which the hedged production revenues would have been recognized in earnings. The $11,700 in net proceeds is recorded in the hedge receivable balance on the Partnership’s balance sheets at December 31, 2010.
As of December 31, 2010, Atlas Energy had allocated to the Partnership the following natural gas and oil volumes hedged:
Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu)(1)	(per MMbtu)(1)	Asset (2)

2011	624,600	$6.964	$1,529,900
2012	351,300	7.485	839,400
2013	228,000	6.803	316,300
2014	106,700	5.942	42,300

			$2,727,900

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 6 — DERIVATIVE INSTRUMENTS (Continued)
Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu)(1)	(per MMbtu)(1)	Asset/(Liability)(2)

2011	Puts purchased	305,500	$6.535	$637,700
2011	Calls sold	305,500	7.653	(7,800)
2012	Puts purchased	188,500	6.102	283,400
2012	Calls sold	188,500	7.328	(47,800)
2013	Puts purchased	319,600	5.862	461,500
2013	Calls sold	319,600	7.043	(203,500)
2014	Puts purchased	110,600	5.705	157,400
2014	Calls sold	110,600	6.811	(103,900)

				$1,177,000

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)(1)	(per Bbl)(1)	Liability(3)

2011	800	$87.703	$(4,500)
2012	600	87.299	(3,900)
2013	200	87.632	(1,000)
2014	—	—	—

			$(9,400)

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)(1)	(per Bbl)(1)	Asset/(Liability)(3)

2011	Puts purchased	500	$76.818	$1,000
2011	Calls sold	500	100.965	(3,200)
2012	Puts purchased	400	76.143	2,300
2012	Calls sold	400	101.596	(3,900)
2013	Puts purchased	100	76.148	800
2013	Calls sold	100	102.587	(1,200)
2014	Puts purchased	—	—	—
2014	Calls sold	—	—	—

				$(4,200)

			Total Net Asset	$3,891,300

(1)	MMBTU represents million British Thermal Units. “Bbl” represents barrels.

(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

(3)	Fair value based on forward WTI crude oil prices, as applicable.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Partnership has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value.
Level 1 —	Unadjusted quoted prices in active markets for identical unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 —
Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 —
Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership uses a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 6). The Partnership’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Partnership estimates the fair value of asset retirement obligations using Level 3 inputs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements; the credit-adjusted risk-free rate of the Partnership; and estimated inflation rates (see Note 5).
NOTE 8 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement.
•
Administrative costs which are included in general and administrative expenses in the Partnership’s statements of operations are payable at $75 per well per month. Administrative costs incurred for the years ended December 31, 2010 and 2009 were $296,800 and $295,400, respectively.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 8 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)
•
Monthly well supervision fees which are included in production expenses in the Partnerships statements of operations are payable at $377 per well, per month in 2010 and 2009 for operating and maintaining the wells. Well supervision fees incurred for the years ended December 31, 2010 and 2009 were $1,491,800 and $1,484,900, respectively.

•
Transportation fees which are included in production expenses in the Partnerships statements of operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the years ended December 31, 2010 and 2009 were $1,751,300 and $2,709,400, respectively.

•
Direct costs which are included in production and general administrative expenses in the Partnership’s statements of operations are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf. Direct costs incurred for the years ended December 31, 2010 and 2009 were $2,023,600 and $2,204,900, respectively.

•
Asset contributions from the MGP which are disclosed on the Partnership’s Statement of Cash Flows as a non-cash investing activity for the years ended December 31, 2010 and 2009 were $80,300 and $1,339,600, respectively.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s balance sheets represents the net production revenues due from the MGP.
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the investor partners (August 2009) and expiring 60 months from that date. For the year ended December 31, 2010, the MGP was required to subordinate $1,110,900. Therefore, MGP capital was decreased and the limited partners’ capital was increased by $1,110,900 as shown on the statements of changes in partners’ capital for the year ended December 31, 2010.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 9 — COMMITMENTS AND CONTINGENCIES
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
Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month; per well to cover estimated future plugging and abandonment costs. As of December 31, 2010, the MGP has not withheld any such funds.
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

	December 31,
	2010	2009
Leasehold interest	$3,888,700	$3,911,300
Wells and related equipment	203,520,500	202,711,300
Accumulated depletion	(167,561,500)	(153,783,000)

Net capitalized cost	$39,847,700	$52,839,600

(2) Oil and Gas Reserve Information
The preparation of the Partnership’s natural gas and oil reserve estimates were completed in accordance with its prescribed internal control procedures, which include verification of input data delivered to its third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2010, the Partnership retained Wright & Company, independent, third-party reserves engineers, to prepare a report of proved reserves. The reserves report included a detailed review of our properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2010. The Wright & Company report was prepared in accordance with generally accepted petroleum engineering and evaluation principles.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 10 — NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (Continued)
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

	Natural Gas	Oil
	(Mcf)	(Bbls)
Balance at December 31, 2008	26,754,300	98,300
Production	(2,781,600)	(13,000)
Revision to previous estimates	(4,356,800)	(53,800)

Balance at December 31, 2009	19,615,900	31,500
Production	(2,090,200)	(8,100)
Revision to previous estimates	(2,921,200)	9,100

Balance at December 31, 2010	14,604,500	32,500

NOTE 11 — SUBSEQUENT EVENTS
Atlas Energy, Inc. Asset Acquisition
On February 17, 2011, Atlas Pipeline Holdings, L.P. (“AHD”) (NYSE: AHD), a then-majority owned subsidiary of Atlas Energy and parent of the general partner to Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, which included its investment management business, proved reserves located in the Appalachian Basin, New Albany Shale, Antrim Shale, Chattanooga Shale and Niobrara formation, and other assets (“Asset Acquisition”). As part of the transaction, Atlas Resources, LLC became an indirect subsidiary of AHD. Concurrent with the Asset Acquisition, Atlas Energy and its subsidiaries completed a merger transaction with Chevron Corporation (“Chevron”), whereby each share of Atlas Energy was converted into the right to receive $38.25 in cash as well as a pro rata distribution of all AHD common units owned by Atlas Energy, and Atlas Energy became a wholly-owned subsidiary of Chevron (“Merger”). Subsequent to the Merger, AHD changed its name to Atlas Energy, L.P.
Laurel Mountain Sale
Concurrently with the completion of the Asset Acquisition, APL, an affiliate of the MGP, completed its sale to Atlas Energy Resources, LLC of its 49% non-controlling interest in the Laurel Mountain joint venture.

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2010 AND 2009
NOTE 11 — SUBSEQUENT EVENTS (Continued)
Hedge Monetization
In conjunction with the “Asset Acquisition,” Atlas Energy monetized all derivative contracts related to natural gas and oil production. The Partnership will share in the total available hedge gains with all other Partnerships sponsored by the MGP. Each Partnership will participate in the monetized funds based on its production volumes during the period of the original derivative contracts.

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
Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting as of December 31, 2010 was effective.
This annual report does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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
Executive Officers and Directors. The executive officers and directors of our MGP will serve until their successors are elected. The executive officers and directors of our MGP are as follows:

NAME	AGE	POSITION OR OFFICE

Freddie M. Kotek	55	Chairman of the Board of Directors, Chief Executive Officer and President
Jeffrey C. Simmons	52	Executive Vice President — Operations and a Director
Jack L. Hollander	54	Senior Vice President — Direct Participation Programs
Sean P. McGrath	39	Chief Financial Officer
With respect to the biographical information set forth below:
•
the approximate amount of an individual’s professional time devoted to the business and affairs of our MGP and Atlas Energy have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

•
for those individuals who also hold senior positions with other affiliates of our MGP, if it is stated that they devote approximately 100% of their professional time to our MGP and Atlas Energy, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between our MGP and Atlas Energy as compared with the other affiliates of our MGP, such as Viking Resources or Resource Energy.

Freddie M. Kotek has been an Executive Vice President since February 2004 and served as a director from September 2001 until February 2004. Mr. Kotek has been Chairman of Atlas Resources, LLC since September 2001 and has served as an Executive Vice President since October 2009. He has also served as Chief Executive Officer and President of Atlas Resources since January 2002. Mr. Kotek was our Chief Financial Officer from February 2004 until March 2005. Mr. Kotek was a Senior Vice President of Resource America from 1995 until May 2004 and President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) from 1995 until May 2004. Kotek will devote approximately 95% of his professional time to the business and affairs of the MGP and Atlas Energy, Atlas Energy Resources, LLC and Atlas Energy Management, Inc., and the remainder of his professional time to the business and affairs of the MGP’s other affiliates.
Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January 2001. Mr. Simmons has been an Executive Vice President of Atlas America since January 2001 and was a Director of Atlas America from January 2002 until February 2004. Mr. Simmons has been a Senior Vice President of Atlas Energy Management, Inc., since 2006. Mr. Simmons was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Simmons served as Vice President of Operations for the MGP from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer and has served in various executive positions with its energy subsidiaries since then. Mr. Simmons received his Bachelor of Science degree with honors from Marietta College in 1981 and his Masters degree in Business Administration from Ashland University in 1992. Mr. Simmons devotes approximately 90% of his professional time to the business and affairs of the MGP, Atlas Energy, and the remainder of his professional time to the business and affairs of the MGP’s other affiliates, primarily Viking Resources and Resource Energy, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.
Jack L. Hollander. Senior Vice President — Direct Participation Programs since January 2002 and before that he served as Vice President — Direct Participation Programs from January 2001 until December 2001. Mr. Hollander also serves as Senior Vice President — Direct Participation Programs of Atlas America since January 2002. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to January 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, and the Chairman of the Investment Program Association which is an industry association, as of March 2005. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the MGP, Atlas Energy, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.
Sean P. McGrath Chief Financial Officer. Mr. McGrath was Chief Accounting Officer of Atlas Energy and Atlas Energy Resources, LLC from December 2008 until February 2011. Mr. McGrath served as Chief Accounting Officer of Atlas Pipeline Holdings GP, LLC from January 2006 until November 2009 and as Chief Accounting Officer of Atlas Pipeline Partners GP, LLC from May 2005 until November 2009. Mr. McGrath was the Controller of Sunoco Logistics Partners L.P., a publicly-traded partnership that transports, terminals and stores refined products and crude oil, from 2002 until 2005. Mr. McGrath is a Certified Public Accountant.

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
As of December 31, 2010, we had 16,345.90 units outstanding. Mr. Freddie Kotek, an officer of our MGP owns 10.00 units, which equals a partnership interest of .041%. Although, subject to certain conditions, investor partners may present their units to us beginning in 2012 for purchase, the MGP is not obligated by the Partnership Agreement to purchase more than 5% of our total outstanding units in any calendar year. The MGP is owned 100% by Atlas Energy Resources, LLC, whose ultimate parent is Atlas Energy.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Oil and Gas Revenues. Our MGP is allocated 33.37% of our oil and gas revenues in return for its payment and/or contribution of services towards our syndication and offering costs equal to 10.41% of our subscriptions, its payment of 69.66% of the tangible costs of drilling and completing our wells and its contributions to us of all of our oil and gas leases for a total capital contribution of $58,417,800. During the years ended December 31, 2010 and 2009, our MGP received $2,100,200 and $2,946,700, respectively, for our net production revenues.
Administrative Costs. Our MGP and its affiliates receive an unaccountable, fixed fee reimbursement for the administrative costs they incur on our behalf of $75 per well per month, which is proportionately reduced to the extent we acquired less than 100% of the working interest in a well. During the years ended December 31, 2010 and 2009, our MGP received $296,800 and $295,400, respectively, for administrative costs.

Direct Costs. Our MGP and its affiliates are reimbursed by us for all direct costs expended by them on our behalf. During the years ended December 31, 2010 and 2009, we reimbursed our MGP $2,023,600 and $2,204,900, respectively for direct costs.
Well Charges. Our MGP, as operator, of our wells is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $377 per well per month subject to an annual adjustment for inflation. The well supervision fees are proportionately reduced to the extent we acquired less than 100% of these working interest in a well. For the years ended December 31, 2010 and 2009, our MGP received $1,491,800 and $1,484,900, respectively, for well supervision fees.
Transportation Fees. We pay gathering fees to our MGP at a competitive rate for each mcf of our natural gas transported. The transportation rate is generally 13% of the natural gas sales price. For the year ended December 31, 2010 and 2009, $1,751,300 and $2,709,400, respectively, was paid to our MGP for gathering fees. In turn, our MGP paid 100% of these amounts to Atlas Energy, for the use of its gathering system in transporting a majority of our natural gas production.
Other Compensation. For the years ended December 31, 2010 and 2009, our MGP did not advance any funds to us, or did they provide us with any equipment, supplies or other services.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2010 and 2009, and for the reviews of the financial statements included in our Quarterly Reports on Form 10Q during such years, were $33,200 and $31,600, respectively.
Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor. Pursuant to its charter, the Audit Committee of Atlas Energy, Inc. is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. We do not have a separate audit committee.

PART IV

ITEM 15.	EXHIBITS
EXHIBIT INDEX

		Description	Location

4	(a)	Certificate of Limited Partnership for Atlas Resources Public 17-2007 (A) L.P.	Previously filed in our Form S-1/A on October 10, 2008

4	(b)	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas Resources Public 17-2007 (A) L.P. (1)	Previously filed in our Form S-1/A on October 10, 2008

4	(c)	Drilling and Operating Agreement for Atlas Resources Public 17-2007 (A) L.P. (1)	Previously filed in our Form S-1/A on October 10, 2008

23.1		Consent of Wright and Company, Inc.

31.1		Rule 13a-14(a)/15(d) — 14 (a) Certification

31.2		Rule 13a-14(a)/15(d) — 14 (a) Certification.

32.1		Section 1350 Certification.

32.2		Section 1350 Certification.

99.1		Summary Reserve Report

(1)	Filed on June 27, 2008 in the Form S-1 Registration Statement dated June 27, 2008, File No. 333-144070

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Atlas Resources Public 17-2007 (A) L.P.

Atlas Resources, LLC, Managing General Partner
Date: March 30, 2011	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2011	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: March 30, 2011	By:	/s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President — Operations

Date: March 30, 2011	By:	/s/ Sean P. McGrath
Sean P. McGrath, Chief Financial Officer
Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers
An annual report will be furnished to security holders subsequent to the filing of this report.