Form 10-Q/A
period 2011-03-31
Atlas Resources Public #17-2007 (A) L.P.
filed 2011-08-15
CIK 1399542

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1
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

ATLAS RESOURCES PUBLIC 17-2007 (A) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q/A

Explanatory Note
This Amendment No. 1 (this “Amendment”) on Form 10-Q/A, which amends items identified below with respect to the Form 10-Q filed by Atlas Resources Public 17-2007 (A) L.P. (the “Partnership”) with the Securities and Exchange Commission (the “SEC”) on May 13, 2011 (the “Original Filing”), is being filed to reflect revisions to Exhibits 31.1 and 31.2. Other items presented in the Original Filing are not being amended but are restated without change in this Amendment for ease of reference.
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
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2010 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the amended Form 10-K/A. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report amended on Form 10-K/A for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 may not necessarily be indicative of the results of operations for the year ended December 31, 2011.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued.
In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s amended Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).
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
March 31, 2011
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
The following table summarizes the fair value of the Partnership’s derivative instruments as of December 31, 2010, as well as the gain or loss recognized in the statements of operations for the three months ended March 31, 2011 and 2010:
Fair Value of Derivative Instruments:

		Fair Value
	Balance Sheet	December 31,
Derivatives in Cash Flow Hedging Relationships	Location	2010

Derivative Commodity Contracts	Current Assets	$2,170,400
	Long-Term Assets	2,120,800

		4,291,200

	Current liabilities	(17,200)
	Long-term liabilities	(371,000)

		(388,200)

	Total	$3,903,000

Effects of Derivative Instruments on Statements of Operations:

	Gain		Location of Gain	Gain
	Recognized in OCI on Derivative		Reclassified from Accumulated	Reclassified from OCI into Net Income
Derivatives in	Three Months Ended		OCI into Income	Three Months Ended
Cash Flow	March 31,	March 31,		March 31,	March 31,
Hedging Relationship	2011	2010		2011	2010

Commodity contracts	$1,307,100	$3,751,300	Natural gas and oil revenue	$842,300	$510,100

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
Depletion of oil and gas properties as a percentage of oil and gas revenues_____were 37% and 49% for the three months ended March 31, 2011 and 2010, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.
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

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our amended Annual Report on Form 10-K/A for the year ended December 31, 2010.
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