Form 10-K
period 2013-12-31
Atlas Resources Public #17-2007 (A) L.P.
filed 2014-03-31
CIK 1399542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Our operating cash flows are generated from our wells, which produce natural gas and oil. Our produced natural gas and oil is then delivered to market through third-party gas gathering systems. The majority of our natural gas and oil is delivered into the Laurel Mountain Midstream, LLC (“Laurel Mountain”) gas gathering system. Laurel Mountain owns and operates all of APL’s previously owned Northern Appalachian assets. Our MGP entered into gas gathering agreements with Laurel Mountain, whereby they pay to Laurel Mountain a gathering fee based on a range, generally from $0.35 per Mcf to the amount of the competitive gathering fee which is currently defined as 16% of the gross sales price received for our gas.

Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our MGP a monthly well supervision fee of $377 per well per month as outlined in our drilling and operating agreement. This well supervision fee covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:

—	Well tending, routing maintenance and adjustment;
—	Reading meters, recording production, pumping, maintaining appropriate books and records; and
—	Preparation of reports for us and government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment and materials and brine disposal. If these expenses are incurred, we pay the costs for third-party services, materials, and a reasonable charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment cost of the well. As of December 31, 2013, our MGP had not withheld any funds for this purpose. The MGP is currently evaluating its right to exercise this option based on several factors such as commodity prices, the natural decline in well production, and current and future plugging services and costs.

Gas and Oil Production

Production Volumes

The following table presents our total net natural gas and oil production volumes for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Production: (1)
Natural gas (Mcf)	1,368,538	1,498,667
Oil (Bbl)	7,460	5,488
Total (Mcfe)	1,413,298	1,531,595

(1)	Production quantities consist of the sum of our proportionate share of production from wells in which we have a direct interest, based on our proportionate net revenue interest in such wells.

Production Revenues, Prices and Costs

The MGP markets the majority of our natural gas production to gas marketers directly or to third party plant operators who process and market the gas. The sales price of natural gas produced is a function of the market in the area and typically tied to a regional index. The pricing indices for the Appalachian Basin are Dominion South Point, Tennessee Gas Pipeline, and Transco Leidy Line.

The following table presents our production revenues and average sales prices for our natural gas and oil production for the years ended December 31, 2013 and 2012, along with our average production costs in each of the reported periods:

	Years Ended December 31,
	2013	2012
Production revenues (in thousands):
Natural gas revenue	$5,304	$4,418
Oil revenue	673	464
Total revenues	$5,977	$4,882
Average sales price: (1)
Natural gas (per Mcf) (2)	$4.16	$3.47
Oil (per Bbl) (3)	$90.69	$87.36

Production costs (per Mcfe)	$2.15	$2.00

(1)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.
(2)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $386,700 and $779,300 for the years ended December 31, 2013 and 2012, respectively.

(3)

Average oil prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $4,000 and $15,200 for the years ended December 31, 2013 and 2012, respectively.

Drilling Activity

We received total cash subscriptions from investors of $163,010,400, which were paid to our MGP acting as operator and general drilling contractor under our drilling and operating agreement. Our MGP contributed leases, tangible equipment, and paid all syndication and offering costs for a total capital contribution of $58,417,800. We have drilled 375 development wells within the Clinton/Medina, Upper Devonian Sandstones, Southern Appalachia Shale, and Marcellus Shale geological formations in Pennsylvania, Tennessee, and West Virginia, respectively. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling. The following table summarizes the number of gross and net wells drilled by the Partnership:

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

Markets and Competition

The availability of a ready market for natural gas and oil and the price obtained, depends upon numerous factors beyond our control. Product availability and price are the principal means of competition in selling natural gas and oil. During the years ended December 31, 2013 and 2012, our MGP did not experience problems in selling our natural gas and oil although prices have varied significantly during those periods. While it is impossible to accurately determine our competitive position in the industry, we do not consider our operations to be a significant factor in the industry.

Seasonal Nature of Business

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. In addition, seasonal weather conditions and lease stipulations can limit our producing activities and other operations in certain areas of the Appalachian region and Indiana. These seasonal anomalies may pose challenges and increase competition for equipment, supplies, and personnel, which could lead to shortages and increase costs or delay our operations.

Environmental Matters and Regulation

Overview. Our operations are subject to comprehensive and stringent federal, state and local laws and regulations governing, among other things, where and how we drill wells, how we handle waste from our operations and the discharge of materials into the environment. Our operations will be subject to the same environmental laws and regulations as other companies in the natural gas and oil industry. Among other requirements and restrictions, these laws and regulations may:

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

These laws, rules and regulations may also restrict the rate of natural gas and oil production below the rate that would otherwise be possible. The regulatory burden on the natural gas and oil industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently enact new, and revise existing, environmental laws and regulations, and any new laws or changes to existing laws that result in more stringent and costly waste handling, disposal and clean-up requirements for the natural gas and oil industry could have a significant impact on our operating costs. We believe that our operations substantially comply with all currently applicable environmental laws and regulations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict how environmental laws and regulations that may take effect in the future may impact our properties or operations. For the three-year period ended December 31, 2013, we did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. We are not aware of any environmental issues or claims that will require material capital expenditures during 2014, or that will otherwise have a material impact on our financial position or results of operations.

Environmental laws and regulations that could have a material impact on the natural gas and oil exploration and production industry include the following:

National Environmental Policy Act. Natural gas and oil exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major federal agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will typically require an Environmental Assessment to assess the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that will be made available for public review and comment. All of our proposed exploration and production activities on federal lands require governmental permits, many of which are subject to the requirements of NEPA. This process has the potential to delay the development of natural gas and oil projects.

Waste Handling. The Solid Waste Disposal Act, including the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. Under the auspices of the Environmental Protection Agency (“EPA”), individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil and natural gas constitute “solid wastes”, which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation.

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

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes joint and several liability, without regard to fault or legality of conduct, on persons who are considered under the statute to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Our operations are, in many cases, conducted at properties that have been used for natural gas and oil exploitation and production for many years. Although we believe we utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by us or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under our control. These properties, and the substances disposed or released on them, may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination.

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

Air Emissions. The Clean Air Act, and associated state laws and regulations, regulate emissions of various air pollutants through permits and other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic and other air pollutants at specified sources. In 2012, specific federal regulations applicable to the natural gas industry were finalized under the New Source Performance Standards (“NSPS”) program along with National Emissions Standards for Hazardous Air Pollutants (“NESHAP”). These new regulations impose additional emissions control requirements and practices on our operations. Some of our new facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to comply with new emission limitations. These regulations may increase the costs of compliance for some facilities, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance. These laws and regulations also apply to entities that use natural gas as fuel, and may increase the costs of compliance of our customers to the point where demand for natural gas is affected. We believe that our operations are in substantial compliance with the requirements of the Clean Air Act.

OSHA and other regulations. We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

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

First, the EPA promulgated the so-called “Tailoring Rule” which established emission thresholds for greenhouse gases under the Clean Air Act permitting programs, 75 Fed. Reg. 31514 (June 3, 2010). Both the federal preconstruction review program (“Prevention of Significant Deterioration” or “PSD”) and the operating permit program (“Title V”) are now implicated by emissions of greenhouse gases. These programs, as modified by the Tailoring Rule, could require some new facilities to obtain a PSD permit depending on the size of the new facilities. In addition, existing facilities as well as new facilities that exceed the emissions thresholds could be required to obtain Title V operating permits.

Second, the EPA finalized its Mandatory Reporting of Greenhouse Gases rule in 2009, 74 Fed. Reg. 56,260 (October 30, 2009). Subsequent revisions, additions, and clarification rules were promulgated, including a rule specifically addressing the natural gas industry. These rules require certain industry sectors that emit greenhouse gases above a specified threshold to report greenhouse gas emissions to the EPA on an annual basis. The natural gas industry is covered by the rule and requires annual greenhouse gas emissions to be reported by March 31 of each year for the emissions during the preceding calendar year. This rule imposes additional obligations on us to determine whether the greenhouse gas reporting applies and if so, to calculate and report greenhouse gas emissions.

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

Energy Policy Act of 2005. Much of our natural gas extraction activity utilizes a process called hydraulic fracturing. The Energy Policy Act of 2005 amended the definition of “underground injection” in the Federal Safe Drinking Water Act of 1974 (“SDWA”). This amendment effectively excluded hydraulic fracturing for oil, gas, or geothermal activities from the SDWA permitting requirements, except when “diesel fuels” are used in the hydraulic fracturing operations. Recently, this subject has received much regulatory and legislative attention at both the federal and state level and we anticipate that the permitting and compliance requirements applicable to hydraulic fracturing activity are likely to become more stringent and could have a material adverse impact on ARP’s business and operations. For instance, the U.S. EPA published a draft “Permitting Guidance for Oil and Gas Hydraulic Fracturing Activities Using Diesel Fuels” (“Draft Diesel Guidance”) on May 10, 2012 for public comment through August 23, 2012. In that Draft Diesel Guidance, the EPA asserts SDWA permitting authority over hydraulic fracturing activities that employ the injection of diesel fuel. The EPA submitted its draft guidance to the White House Office of Management and Budget in September 2013. The draft guidance submitted to the White House Office of Management and Budget was not published by the EPA, so it is not clear what changes may have been made to the guidance by the EPA as a result of the comments received during the 2012 public comment period. The EPA has not provided a specific timeframe for the release of the final guidance.

The U.S. Senate and House of Representatives considered legislative bills in the 111th and 112th Sessions of Congress that, if enacted, would have repealed the SDWA permitting exemption for hydraulic fracturing activities. Titled the “Fracturing Responsibility and Awareness of Chemicals Act” (or “Frac Act”), the legislative bills as proposed could have potentially led to significant oversight of hydraulic fracturing activities by federal and state agencies. In 2013, the Frac Act was re-introduced in the 113th Session of Congress. If enacted into law, the legislation as proposed could potentially result in significant regulatory oversight, which may include additional permitting, monitoring, recording, and recordkeeping requirements for us.

We believe our operations are in substantial compliance with existing SDWA requirements. However, future compliance with the SDWA could result in additional requirements and costs due to the possibility that new or amended laws, regulations, or policies could be implemented or enacted in the future.

Hydrogen Sulfide. Exposure to gas containing high levels of hydrogen sulfide, referred to as sour gas, is harmful to humans and can result in death. We conduct our natural gas extraction activities in certain formations where hydrogen sulfide may be, or is known to be, present. We employ numerous safety precautions at our operations to ensure the safety of its employees. There are various federal and state environmental and safety requirements for handling sour gas, and we believe we are in substantial compliance with all such requirements.

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

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of natural gas and oil properties. Some states allow forced pooling or integration of tracts to facilitate exploitation while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from natural gas and oil wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from its wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax or impact fee with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

State Regulation and Taxation of Drilling. The various states regulate the drilling for, and the production, gathering and sale of, natural gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, Pennsylvania has imposed an impact fee on wells drilled into an unconventional formation, which includes the Marcellus Shale. The impact fee, which changes from year to year, is based on the average annual price of natural gas as determined by the NYMEX price, as reported by the Wall Street Journal for the last trading day of each calendar month. For example, based upon natural gas prices for 2013, the impact fee for qualifying unconventional horizontal wells spudded during 2013 was $50,000 per well, while the impact fee for unconventional vertical wells was $10,000 per well. The payment structure for the impact fee makes the fee due the year after an unconventional well is spudded, and the fee will continue for 15 years for an unconventional horizontal well and 10 years for an unconventional vertical well. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum limits on daily production allowable from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from our wells, the type of wells that may be drilled in the future in proximity to existing wells and to limit the number of wells or locations from which we can drill. Texas imposes a 7.5% tax on the market value of natural gas sold, 4.6% on the market value of condensate and a fee of $0.000667 per Mcf of gas produced and $.00625 per barrel of crude.  New Mexico imposes a severance tax of up to 3.75% of the value of oil and gas produced, a conservation tax equal to 0.19% of the oil and gas sold, and a school emergency tax of up to 3.15% for oil and 4% for gas.  Alabama imposes a production tax of up to 2% on oil or gas and a privilege tax of up to 8% of oil or gas. Oklahoma imposes a gross production tax of 7% per Bbl of oil, 7% per Mcf of natural gas and a petroleum excise tax of $0.095 on the gross production of oil and gas.

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to occupational safety, resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect upon our unitholders.

Oil Spills and Hydraulic Fracturing. The Oil Pollution Act of 1990, as amended, (“OPA”), contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. While we believe we have been in compliance with OPA, noncompliance could result in varying civil and criminal penalties and liabilities.

A number of federal agencies, including but not limited to the EPA and the Department of Interior, are currently evaluating a variety of environmental issues related to hydraulic fracturing. For example, the EPA is conducting a study that evaluates any potential impacts of hydraulic fracturing on drinking water and ground water. The EPA released a progress report on this study on December 21, 2012 that did not present any conclusions, but notes that results will be released in draft form in late 2014 for review by the public and the EPA Science Advisory Board. The Department of Interior’s Bureau of Land Management published a revised proposed rule to regulate hydraulic fracturing on federal and Indian lands on May 24, 2013, and a final rule is expected to be issued in 2014.

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

Local regulations, which may be preempted by state and federal regulations, have included, but have not been limited to, the following which may extend to all operations including those beyond hydraulic fracturing:

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

ITEM  2: PROPERTIES

Natural Gas and Oil Reserves

The following tables summarize information regarding our estimated proved natural gas and oil reserves as of December 31, 2013 and 2012. Proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. All of the reserves are located in the United States. We base these estimated proved natural gas and oil reserves and future net revenues of natural gas and oil reserves upon reports prepared by Wright & Company, Inc., an independent third-party reserve engineer. We have adjusted these estimates to reflect the settlement of asset retirement obligations on gas and oil properties. A summary of the reserve report related to our estimated proved reserves at December 31, 2013 is included as Exhibit 99.1 to this report. In accordance with SEC guidelines, we make the standardized measure estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. Our estimates of proved reserves are calculated on the basis of the unweighted adjusted average of the first-day-of-the-month price for each month during the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Natural gas (per Mcf)	$3.67	$2.76
Oil (per Bbl)	$96.78	$94.71

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

The preparation of our natural gas and oil reserve estimates was completed in accordance with our MGP’s prescribed internal control procedures by its reserve engineers. For the periods presented, Wright and Company, Inc. was retained to prepare a report of proved reserves. The reserve information includes natural gas and oil reserves which are all located in the United States. The independent reserves engineer’s evaluation was based on more than 37 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations. Our MGP’s internal control procedures include verification of input data delivered to our third-party reserve specialist, as well as a multi-functional management review. The preparation of reserve estimates was overseen by our MGP’s Senior Reserve Engineer, who is a member of the Society of Petroleum Engineers and has more than 15 years of natural gas and oil industry experience. The reserve estimates were reviewed and approved by our MGP’s senior engineering staff and management, with final approval by our MGP’s Chief Operating Officer and President.

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

	Proved Reserves at December 31,
	2013	2012
Proved reserves:
Natural gas reserves (Mcf)	9,423,300	6,617,400
Oil reserves (Bbl)	37,700	16,600
Total proved developed reserves (Mcfe)	9,649,500	6,717,000
Standardized measure of discounted future cash flows (1)	$9,122,200	$3,993,400
Standardized measure of discounted future cash flows per Limited Partner Unit (1)	$372	$163
Undiscounted future cash flows per Limited Partner Unit	$585	$227

(1)

Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC without giving effect to non-property related expenses, such as general and administrative expenses, interest and income tax expenses, or to depletion, depreciation and amortization. The future cash flows are discounted using an annual discount rate of 10%. Standardized measure does not give effect to commodity derivative contracts. Because we are a limited partnership, no provision for federal or state income taxes has been included in the December 31, 2013 and 2012 calculations of standardized measure, which is, therefore, the same as the PV-10 value.

(2)

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

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest and net wells are the sum of our fractional working interests in gross wells. The following table sets forth information regarding productive natural gas wells in which we have a working interest as of December 31, 2013:

	Number of productive wells
	Gross	Net
Gas wells	369.00	343.33

Developed Acreage

The following table sets forth information about our developed natural gas and oil acreage as of December 31, 2013:

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

ITEM  3: LEGAL PROCEEDINGS

We are party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. (See Item 8: Note 9 Commitments and contingencies).

ITEM  4: MINE SAFETY DISCLOSURES (Not applicable)

PART II

ITEM  5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our units and we do not anticipate that a market for our units will develop. Our units may be transferred only in accordance with the provisions of Article VI of our Partnership Agreement which requires:

—	our MGP consent;
—	the transfer not result in materially adverse tax consequences to us; and
—	the transfer does not violate federal or state securities laws.

An assignee of a unit may become a substituted partner only upon meeting the following conditions:

—	the assignor gives the assignee the right;
—	our MGP consents to the substitution;
—	the assignee pays to us all costs and expenses incurred in connection with the substitution; and
—	the assignee executes and delivers the instruments, which our MGP requires to effect the substitution and to confirm his or her agreement to be bound by the term of our partnership agreement.

A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote. As of December 31, 2013, we had 3,256 limited partners.

Our MGP reviews our accounts monthly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We distribute those funds which our MGP determines are not necessary for us to retain. We will not advance or borrow funds for purposes of making distributions. During the years ended December 31, 2013 and 2012, we distributed the following:

	Distributions
	2013	2012
Limited Partners	$2,266,400	$2,488,500
Managing General Partner	595,100	295,100
Total distributions	$2,861,500	$2,783,600

ITEM  7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with (“Item 8: Financial Statements and Supplementary Data”), which contains our financial statements.

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

We have drilled and currently operate wells located in Pennsylvania, Tennessee, and West Virginia. We have no employees and rely on our MGP for management, which in turn, relies on its ultimate parent company, Atlas Energy (“Atlas Energy”) (NYSE: ATLS) for administrative services.

The following discussion provides information to assist in understanding our financial condition and results of operations. Our operating cash flows are generated from our wells, which primarily produce natural gas, but also some oil. Our produced natural gas and oil is then delivered to market through affiliated or third-party gas gathering systems. Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our MGP, as operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:

—	Well tending, routine maintenance and adjustment;
—	Reading meters, recording production, pumping, maintaining appropriate books and records; and
—	Preparation of reports for us and government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials, and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for service performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment costs of the well. As of December 31, 2013, our MGP had not withheld any funds for this purpose. The MGP is currently evaluating its right to exercise this option based on several factors such as commodity prices, the natural decline in well production, and current future plugging services and costs.

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

Natural Gas. We market the majority of our natural gas production to gas marketers directly or to third party plant operators who process and market our gas. The sales price of natural gas produced is a function of the market in the area and typically tied to a regional index. The pricing indicies for the Appalachian Basin are Dominion South Point, Tennessee Gas Pipeline and Transco Leidy Line.

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

For the year ended December 31, 2013, Chevron Natural Gas and Atmos Energy Marketing, LLC accounted for approximately 65% and 21% of our total natural gas and oil production revenues, respectively, with no other single customer accounting for more than 10% for this period.

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

RESULTS OF OPERATIONS

GAS AND OIL PRODUCTION: The following table sets forth information related to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Years Ended December 31,
	2013	2012
Production revenues (in thousands):
Gas	$5,304	$4,418
Oil	673	464
Total	$5,977	$4,882
Production volumes:
Gas (mcf/day)	3,749	4,095
Oil (bbls/day)	20	15
Total (mcfe/day)	3,869	4,185
Average sales price: (1)
Gas (per mcf) (2)	$4.16	$3.47
Oil (per bbl) (3)	$90.69	$87.36
Production costs:
As a percent of revenues	51%	63%
Per mcfe	$2.15	$2.00
Depletion per mcfe	$1.65	$1.54

(1)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.
(2)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $386,700 and $779,300 for the years ended December 31, 2013 and 2012, respectively.

(3)

Average oil prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $4,000 and $15,200 for the years ended December 31, 2013 and 2012, respectively.

Natural Gas Revenues. Our natural gas revenues were $5,304,500 and $4,417,500 for the years ended December 31, 2013 and 2012, respectively, an increase of $887,000 (20%). The $887,000 increase in natural gas revenues for the year ended December 31, 2013 as compared to the prior year was attributable to a $1,270,500 increase in natural gas prices after the effect of financial hedges, which were driven by market conditions, partially offset by a $383,500 decrease in production volumes. Our production volumes decreased to 3,749 mcf per day for the year ended December 31, 2013 from 4,095 mcf per day for the year ended December 31, 2012, a decrease of 346 (8%) mcf per day. The price we receive for our natural gas is primarily a result of the index driven agreements (See Item 1 “Business-Contractual Revenue Arrangements”). Thus, the price we receive for our natural gas may vary significantly each month as the underlying index changes in response to market conditions. The decrease in production volume is mostly due to the normal decline inherent in the life of the wells.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $672,500 and $464,300 for the years ended December 31, 2013 and 2012, respectively, an increase of $208,200 (45%). The $208,200 increase in oil revenues for the year ended December 31, 2013 as compared to the prior year was attributable to a $166,800 increase in production volumes and $41,400 in oil prices after the effect of financial hedges. Our production volumes increased to 20 bbls per day for the year ended December 31, 2013 from 15 bbls per day for the year ended December 31, 2012, an increase of 5 bbl per day (33%).

Costs and Expenses. Production expenses were $3,043,600 and $3,069,100 for the years ended December 31, 2013 and 2012, respectively, a decrease of $25,500 (1%). This decrease was primarily due to a decrease in supervision fees.

Depletion of our oil and gas properties as a percentage of oil and gas revenues was 39% and 48% for the years ended December 31, 2013 and 2012, respectively. These percentage changes were directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the cost basis of oil and gas properties.

General and administrative expenses were $335,600 and $347,600 for the years ended December 31, 2013 and 2012, respectively, a decrease of $12,000 (3%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP and vary from period to period due to the timing of the costs and services provided to us.

There was no impairment of oil and gas properties for the year ended December 31, 2013. Impairments of oil and gas properties for the year ended December 31, 2012 was $1,738,500. Annually, we compare the carrying value of our proved developed oil and gas producing properties to their estimated fair market value. To the extent our carrying value exceeds the estimated fair market value, an impairment charge is recognized. As a result of this assessment, an impairment charge was recognized for the year ended December 31, 2012. This charge is based on reserve quantities, future market prices and our carrying value. We cannot provide any assurance that similar charges may or may not be taken in future periods.

Liquidity and Capital Resources. Cash provided by operating activities increased $407,400 for the year ended December 31, 2013 to $2,961,500 as compared to $2,554,100 for the year ended December 31, 2012. This increase was due to an increase in net earnings before depletion, asset impairment, and accretion of $1,132,600, partially offset by a decrease in the non-cash loss on derivative value of $403,800. In addition, a decrease in the change in accounts receivable trade-affiliate of $288,000, and a decrease in the change in accrued liabilities of $33,400, for the year ending December 31, 2013 compared to the year ending December 31, 2012.

Cash used in investing activities was $8,600 for year ended December 31, 2013, representing the net of $17,900 in proceeds from the sale of tangible equipment and $26,500 for the purchase of tangible equipment. Cash provided by investing activities was $4,700 for year ended December 31, 2012, representing the net of $8,900 in proceeds from the sale of tangible equipment and $4,200 for the purchase of tangible equipment.

Cash used in financing activities increased $77,900 to $2,861,500 for the year ended December 31, 2013, from $2,783,600 for the year ended December 31, 2012. This increase was due to an increase in cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. The MGP is currently evaluating its right to exercise this option based on several factors such as commodity prices, the natural decline in well production, and current future plugging services and costs. Through December 31, 2013, our MGP had not withheld any funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

We are generally limited to the amount of funds generated by the cash flow from our operations, which we believe is adequate to fund future operation and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.

Asset Impairment

There was no impairment of oil and gas properties for the year ended December 31, 2013. During the year ended December 31, 2012, we recognized $1,738,500 of asset impairment related to oil and gas properties within property, plant, and equipment on our balance sheet. This impairment related to the carrying amount of our gas and oil properties being in excess of our estimate of their fair value at December 31, 2012. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion and amortization, asset impairment, fair value of derivative instruments, and the probability of forecasted transactions. We summarize our significant accounting policies within our financial statements included in (“Item 8: Financial Statements”) included in this report. The critical accounting policies and estimates we have identified are discussed below.

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

There was no impairment recognized for the year ended December 31, 2013. During the year ended December 31, 2012, we recognized $1,738,500 asset impairment within natural gas and oil properties. The impairment related to the carrying amount of these gas and oil properties being in excess of our estimate of their fair value at December 31, 2012. The estimate of fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

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

ITEM  8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Atlas Resources Public #17-2007 (A) L.P.

We have audited the accompanying balance sheets of Atlas Resources Public #17-2007 (A) L.P. (a Delaware Limited Partnership) (the “Partnership”) as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Resources Public #17-2007 (A) L.P. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 31, 2014

ATLAS RESOURCES PUBLIC #17-2007 (A) L.P.

BALANCE SHEETS

DECEMBER 31,

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$244,800	$153,400
Accounts receivable trade–affiliate	1,132,100	1,154,500
Accounts receivable monetized gains-affiliate	62,900	437,700
Current portion of derivative assets	7,500	21,200
Total current assets	1,447,300	1,766,800
Oil and gas properties, net	14,034,800	16,917,900
Long-term derivative assets	39,100	86,600
	$15,521,200	$18,771,300
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$17,700	$67,100
Total current liabilities	17,700	67,100
Asset retirement obligations	5,257,000	5,520,200
Long-term put premiums payable-affiliate	70,300	25,600
Commitments and contingencies	-	-
Partners’ capital:
Managing general partner’s interest	3,037,200	3,459,000
Limited partners’ interest (16,345.90 units)	7,170,000	9,640,400
Accumulated other comprehensive (loss) income	(31,000)	59,000
Total partners’ capital	10,176,200	13,158,400
	$15,521,200	$18,771,300

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #17-2007 (A) L.P.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
REVENUES
Natural gas and oil	$5,977,000	$4,881,800
Interest income	-	100
Total revenues	5,977,000	4,881,900
COST AND EXPENSES
Production	3,043,600	3,069,100
Depletion	2,328,300	2,357,800
Asset impairment	-	1,738,500
Accretion of asset retirement obligation	300,200	271,700
General and administrative	335,600	347,600
Total costs and expenses	6,007,700	7,784,700
Net loss	$(30,700)	$(2,902,800)
Allocation of net income (loss):
Managing general partner	$326,200	$(452,700)
Limited partners	$(356,900)	$(2,450,100)
Net loss per limited partnership unit	$(22)	$(150)

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #17-2007 (A) L.P.

STATEMENTS OF COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Net loss	$(30,700)	$(2,902,800)
Other comprehensive loss:
Unrealized holding loss on cash flow hedging contracts	(58,900)	(53,100)
Difference in estimated hedge gains receivable	63,400	85,300
Reclassification adjustment for gains realized in net loss from cash flow hedges	(94,500)	(200,500)
Total other comprehensive loss	(90,000)	(168,300)
Comprehensive loss	$(120,700)	$(3,071,100)

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #17-2007 (A) L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2013 AND 2012

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	$4,473,700	$14,312,100	$227,300	$19,013,100
Participation in revenue and costs and expenses:
Net production revenues	628,800	1,183,900	-	1,812,700
Interest income	-	100	-	100
Depletion	(468,800)	(1,889,000)	-	(2,357,800)
Asset impairment	(406,000)	(1,332,500)	-	(1,738,500)
Accretion of asset retirement obligation	(90,700)	(181,000)	-	(271,700)
General and administrative	(116,000)	(231,600)	-	(347,600)
Net loss	(452,700)	(2,450,100)	-	(2,902,800)
Other comprehensive loss	-	-	(168,300)	(168,300)
Subordination	(266,900)	266,900	-	-
Distributions to partners	(295,100)	(2,488,500)	-	(2,783,600)
Balance at December 31, 2012	$3,459,000	$9,640,400	$59,000	$13,158,400
Participation in revenue and costs and expenses:
Net production revenues	980,500	1,952,900	-	2,933,400
Depletion	(442,200)	(1,886,100)	-	(2,328,300)
Accretion of asset retirement obligation	(100,200)	(200,000)	-	(300,200)
General and administrative	(111,900)	(223,700)	-	(335,600)
Net income (loss)	326,200	(356,900)	-	(30,700)
Other comprehensive loss	-	-	(90,000)	(90,000)
Subordination	(152,900)	152,900	-	-
Distributions to partners	(595,100)	(2,266,400)	-	(2,861,500)
Balance at December 31, 2013	$3,037,200	$7,170,000	$(31,000)	$10,176,200

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #17-2007 (A) L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(30,700)	$(2,902,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	2,328,300	2,357,800
Asset impairment	-	1,738,500
Non-cash loss on derivative value, net	390,700	794,500
Accretion of asset retirement obligation	300,200	271,700
Changes in operating assets and liabilities:
Decrease in accounts receivable trade-affiliate	22,400	310,400
Decrease in accrued liabilities	(49,400)	(16,000)
Net cash provided by operating activities	2,961,500	2,554,100
Cash flows from investing activities:
Proceeds from sale of tangible equipment	17,900	8,900
Purchase of tangible equipment	(26,500)	(4,200)
Net cash (used in) provided by investing activities	(8,600)	4,700
Cash flows from financing activities:
Distributions to partners	(2,861,500)	(2,783,600)
Net cash used in financing activities	(2,861,500)	(2,783,600)
Net change in cash and cash equivalents	91,400	(224,800)
Cash and cash equivalents at beginning of year	153,400	378,200
Cash and cash equivalents at end of period	$244,800	$153,400
Supplemental schedule of non-cash investing and financing activities:
Asset retirement obligation revision	$(563,400)	$(83,500)

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #17-2007 (A) L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE  1—BASIS OF PRESENTATION

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

NOTE  2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s financial statements, as well as the reported amounts of revenues and costs and expenses during the reporting periods. The Partnership’s financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, asset impairments, fair value of derivative instruments and the probability of forecasted transactions. Actual results could differ from those estimates.

Cash Equivalents

The carrying amounts of the Partnership’s cash equivalents approximate fair values because of the short maturities of these instruments. The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

Receivables

Accounts receivable affiliate on the balance sheets consist solely of the trade accounts receivable associated with the Partnership’s operations. In evaluating the realizability of its accounts receivable, the MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by management’s review of the credit information. The Partnership extends credit on sales on an unsecured basis to many of their customers. At December 31, 2013 and 2012, the Partnership had recorded no allowance for uncollectible accounts receivable on its balance sheets.

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

There was no impairment of gas and oil properties for the year ended December 31, 2013. During the year ended December 31, 2012, the Partnership recognized $1,738,500 of asset impairment related to gas and oil properties. This impairment relates to the carrying amount of these gas and oil properties being in excess of the Partnership’s estimate of their fair value at December 31, 2012. The estimate of the fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

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

Income Taxes

The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction, or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account their pro rata share of all items of partnership income and deductions in computing their federal income tax liability.

The Partnership evaluates tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Partnership’s management does not believe it has any tax positions taken within its financial statements that would not meet this threshold. The Partnership’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. However, the Partnership has not recognized any potential interest or penalties in its financial statements as of December 31, 2013 and 2012.

The Partnership files Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the Partnership is no longer subject to income tax examinations by major tax authorities for years prior to 2009. The Partnership is not currently being examined by any jurisdiction and is not aware of any potential examinations as of December 31, 2013.

Environmental Matters

The Partnership is subject to various federal, state, and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Partnership’s operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership maintains insurance which may cover in whole or in part certain environmental expenditures. The Partnership had no environmental matters requiring specific disclosure or requiring the recognition of a liability for the years ended December 31, 2013 and 2012.

Concentration of Credit Risk

The Partnership sells natural gas and crude oil under contracts to various purchasers in the normal course of business. For the year ended December 31, 2013, the Partnership had two customers that individually accounted for approximately 65% and 21%, of the Partnership’s natural gas and oil combined revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2012, the Partnership had two customers that individually accounted for approximately 63% and 19%, of the Partnership natural gas and oil combined revenues, excluding the impact of all financial derivative activity.

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At December 31, 2013, the Partnership had $284,600 in deposits at one bank of which $34,600 was over the insurance limit of the Federal Deposit Insurance Corporation. There were no deposits over the insurance limit as of December 31, 2012. No losses have been experienced on such investments.

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

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at December 31, 2013 and 2012 of $850,200 and $922,400, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive Loss

Comprehensive loss includes net loss and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net loss. These changes, other than net loss, are referred to as “other comprehensive loss” and for the Partnership include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges.

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“Update 2013-01”). Update 2013-01 clarifies that ordinary trade receivables and payable are not in scope of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments are effective for interim and annual reporting periods beginning after January 1, 2013 and such amendments shall be applied retrospectively for any period presented that begins before the date of application. The Partnership adopted the requirements of Update 2013-01 on December 31, 2012, and it did not have a material impact on its financial position, results of operations or related disclosures.

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

NOTE  3—PARTICIPATION IN REVENUES AND COSTS

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

The MGP and the limited partners will generally participate in revenues and costs in the following manner:

	Managing General Partner	Limited Partners
Organization and offering cost	100%	0%
Lease costs	100%	0%
Revenues (1)	33%	67%
Operating costs, administrative costs, direct and all other costs (2)	33%	67%
Intangible drilling costs	5%	95%
Tangible equipment costs	70%	30%

(1)

Subject to the MGP’s subordination obligation, substantially all partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions, except that the MGP will receive an additional 7% of the partnership revenues.

(2)	These costs will be charged to the partners in the same ratio as the related production revenues are credited.

NOTE  4—PROPERTY, PLANT AND EQUIPMENT

The following is a summary of natural gas and oil properties at the dates indicated:

	December 31,
	2013	2012
Proved properties:
Leasehold interest	$3,883,100	$3,883,100
Wells and related equipment	202,917,500	203,472,300
Total natural gas and oil properties	206,800,600	207,355,400
Accumulated depletion and impairment	(192,765,800)	(190,437,500)
Oil and gas properties, net	$14,034,800	$16,917,900

The Partnership recorded depletion expense on natural gas and oil properties of $2,328,300 and $2,357,800 for the years ended December 31, 2013 and 2012, respectively. Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion. Upon the sale of an entire interest where the property had been assessed for impairment, a gain or loss is recognized in the statements of operations.

During the year ended December 31, 2012, the Partnership recognized $1,738,500, of asset impairment related to oil and gas properties on its balance sheets. This impairment relates to the carrying amount of these oil and gas properties being in excess of the Partnership’s estimate of their fair value at December 31, 2012. The estimate of fair value of these oil and gas properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement. There was no impairment of gas and oil properties for the year ended December 31, 2013.

NOTE  5—ASSET RETIREMENT OBLIGATIONS

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

The MGP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within each the Partnership near the end of their useful life. On a partnership-by-partnership basis, the MGP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells, and current and future costs. Generally, the MGP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon the MGP’s decision to retain all future distributions to the limited partners of the Partnership, the MGP will assume the related asset retirement obligations of the limited partners.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows:

	Years Ended December 31,
	2013	2012
Asset retirement obligations, beginning of year	$5,520,200	$5,332,000
Accretion of asset retirement obligation	300,200	271,700
Asset retirement obligation revision	(563,400)	(83,500)
Asset retirement obligations, end of period	$5,257,000	$5,520,200

NOTE  6—DERIVATIVE INSTRUMENTS

The MGP, on behalf of the Partnership, uses a number of different derivative instruments, principally swaps, collars and options, in connection with the Partnership’s commodity price risk management activities. Management enters into financial instruments to hedge forecasted commodity sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold. Under commodity-based swap agreements, the Partnership receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based put option instruments are contractual agreements that require the payment of a premium and grant the purchaser of the put option the right, but not the obligation, to receive the difference between a fixed, or strike price, and a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. The put option instrument sets a floor price for commodity sales being hedged. Costless collars are a combination of a purchased put option and a sold call option, in which the premiums net to zero. The costless collar eliminates the initial cost of the purchased put, but places a ceiling price for commodity sales being hedged.

The MGP formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity derivative contracts to the forecasted transactions. The MGP assesses, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If the MGP determines that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the MGP will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by management of the MGP through the utilization of market data, will be recognized immediately within gain (loss) on market-to-market derivatives in the Partnership’s statements of operations. For derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value of derivative instruments as accumulated other comprehensive income and reclassifies the portion relating to commodity derivatives to gas and oil production revenues within the Partnership’s statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognizes changes in fair value within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations as they occur.

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its balance sheets of $46,600 and $107,800 at December 31, 2013 and 2012, respectively.

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

At December 31, 2013, the Partnership had the following commodity derivatives:

Natural Gas Put Options

Production Period Ending December 31,	Volumes (MMBtu) (1)	Average Fixed Price (per MMBtu) (1)	Fair Value Asset (2)
2014	61,100	$3.80	$7,500
2015	48,900	4.00	16,500
2016	48,900	4.15	22,600
			$46,600

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

Effects of Derivative Instruments on Statements of Operations:

The following table summarizes the gain or loss recognized in the statements of operations for effective derivative instruments for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Gains from cash flow hedges reclassified from accumulated other comprehensive (loss) income into natural gas and oil revenues	$94,500	$200,500

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the years ended December 31, 2013 and 2012, for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

Monetized Gains

Prior to February 17, 2011, Atlas Energy Inc., (“AEI”) monetized its derivative instruments, including those related to the future natural gas and oil production of the Transferred Business. AEI also monetized derivative instruments that were specifically related to the future natural gas and oil production of the Partnership. At December 31, 2013 and 2012, remaining hedge monetization cash proceeds of $98,200 and $477,500, respectively, related to the amounts hedged on behalf of the Partnership’s limited partners were included within accounts receivable monetized gains-affiliate. There were no long-term monetized gains receivable-affiliate at December 31, 2013.  At December 31, 2012, $95,500 of monetized gains receivable-affiliate were included in long-term put premiums payable-affiliate on the Partnership’s balance sheet. The Partnership will allocate the monetized net proceeds to the limited partners based on the natural gas and oil production generated over the period of the original derivative contracts.

During June 2012, the MGP used the undistributed monetized funds to purchase natural gas put options on behalf of the limited partners of the Partnership only. A premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At December 31, 2013 and 2012, the put premiums were recorded as short-term payables to affiliate of $35,300 and $39,800, respectively, and long-term payables to affiliate of $70,300 and $121,100, respectively. Furthermore, the current portion of the put premium liability was included in accounts receivable monetized gains-affiliate and the long-term receivable monetized gains-affiliate was included in long term put premiums payable-affiliate in the Partnership’s balance sheets, presenting the impact of offsetting the related party assets and liabilities. The put premiums included on the Partnership’s balance sheets are allocable to the limited partners only.

The following table summarizes the gross and net fair values of the Partnership’s balances on the Partnership’s balance sheets for the periods indicated:

Offsetting Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets
As of December 31, 2013
Accounts receivable monetized gains-affiliate	$98,200	$(35,300)	$62,900
Total	$98,200	$(35,300)	$62,900
As of December 31, 2012
Accounts receivable monetized gains-affiliate	$477,500	$(39,800)	$437,700
Long-term receivable monetized gains-affiliate	95,500	(95,500)	-
Total	$573,000	$(135,300)	$437,700

Offsetting Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amount of Liabilities Presented in the Balance Sheets
As of December 31, 2013
Put premiums payable-affiliate	$(35,300)	$35,300	$-
Long-term put premiums payable-affiliate	(70,300)	-	(70,300)
Total	$(105,600)	$35,300	$(70,300)
As of December 31, 2012
Put premiums payable-affiliate	$(39,800)	$39,800	$-
Long-term put premiums payable-affiliate	(121,100)	95,500	(25,600)
Total	$(160,900)	$135,300	$(25,600)

Accumulated Other Comprehensive (Loss) Income

As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the put options, and the unrealized gains recognized in income in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred loss on its balance sheets in accumulated other comprehensive loss of $31,000 as of December 31, 2013. Included in accumulated other comprehensive loss are unrealized gains of $70,200, net of the MGP interest, that were recognized into income as a result of oil and gas property impairments during prior periods. During the current year, $4,800 of net losses were recorded by the Partnership and allocated only to the limited partners. Of the remaining $31,000 of net unrealized loss in accumulated other comprehensive loss, the Partnership will reclassify $200 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining losses of $31,200 in later periods.

NOTE  7—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1–Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2–Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3–Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of cash, accounts receivable, and accounts payable approximate their respective fair values due to the short-term maturities of such financial instruments. The Partnership uses a market approach fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 6). The Partnership manages and reports the derivative assets and liabilities on the basis of its net exposure to market risks and credit risks by counterparty. The Partnership’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative instruments are calculated by utilizing commodity indices, quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

Information for assets and liabilities measured at fair value at December 31, 2013 and 2012 was as follows:

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Derivative assets, gross
Commodity puts	$-	$46,600	$-	$46,600
Derivative liabilities, gross
Commodity puts	-	-	-	-
Total derivative, fair value, net	$-	$46,600	$-	$46,600
As of December 31, 2012
Derivative assets, gross
Commodity puts	$-	$107,800	$-	$107,800
Derivative liabilities, gross
Commodity puts	-	-	-	-
Total derivative, fair value, net	$-	$107,800	$-	$107,800

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership’s other current assets and liabilities on its balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1.

The Partnership estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates. There were no adjustments to retirement obligations measured at fair value on a nonrecurring basis for the years ended December 31, 2013 and 2012.

The Partnership estimates the fair value of its long-lived assets in conjunction with the review of asset impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions, and judgments regarding such events or circumstances. There was no impairment recognized for the year ended December 31, 2013. For the year ended December 31, 2012, the Partnership recognized a $1,738,500, impairment of long-lived assets which were defined as a Level 3 fair value measurement (see Note 2 – Impairment of Long-Lived Assets).

NOTE  8—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s statement of operations, are payable at $377 per well per month for operating and maintaining the wells. Transportation fees, which are included in production expenses in the Partnership’s statements of operations, are generally payable at 13% of the natural gas sales price. Direct costs, which are included in production and general administrative expenses in the Partnership’s statements of operations, are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf.

The following table provides information with respect to these costs and the periods incurred:

	Years Ended December 31,
	2013	2012
Administrative	$260,200	$276,300
Supervision	1,308,100	1,388,700
Transportation	779,600	720,000
Direct Costs	1,031,300	1,031,700
Total	$3,379,200	$3,416,700

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP.

NOTE  9—COMMITMENTS AND CONTINGENCIES

General Commitments

Subject to certain conditions, investor partners may present their interests for purchase by the MGP. The purchase price is calculated by the MGP in accordance with the terms of the partnership agreement. The MGP is not obligated to purchase more than 5% of the units in any calendar year. In the event that the MGP is unable to obtain the necessary funds, it may suspend its purchase obligation.

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of December 31, 2013, the MGP has not withheld any such funds. The MGP is currently evaluating its right to exercise this option based on several factors such as commodity prices, the natural decline in well production, and current and future plugging services and costs.

Legal Proceedings

The Partnership is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition or results of operations.

NOTE  10—SUBSEQUENT EVENTS

Management has considered for disclosure any material subsequent events through the date the financial statements were issued.

NOTE  11—SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil and Gas Reserve Information. The preparation of the Partnership’s natural gas and oil reserve estimates was completed in accordance with our MGP’s prescribed internal control procedures by its reserve engineers. The accompanying reserve information included below is attributable to the reserves of the Partnership and was derived from the reserve reports prepared for Atlas Resources Public #17-2007 (A) L.P. annual Form 10-K for the years ended December 31, 2013 and 2012 (see Note 2). For the periods presented, Wright and Company, Inc., an independent third-party reserve engineer, was retained to prepare a report of proved reserves related to the Partnership. The reserve information for the Partnership includes natural gas and oil reserves which are all located in the United States. The independent reserves engineer’s evaluation was based on more than 37 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations. The MGP’s internal control procedures include verification of input data delivered to its third-party reserve specialist, as well as a multi-functional management review. The preparation of reserve estimates was overseen by our MGP’s Senior Reserve Engineer, who is a member of the Society of Petroleum Engineers and has more than 15 years of natural gas and oil industry experience. The reserve estimates were reviewed and approved by the MGP’s senior engineering staff and management, with final approval by the Partnership’s Chief Operating Officer.

The reserve disclosures that follow reflect estimates of proved developed reserves net of royalty interests, of natural gas, crude oil, and natural gas liquids owned at year end. Proved developed reserves are those reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. In accordance with the prevailing accounting literature, the proved reserves quantities and future net cash flows as of December 31, 2013 and 2012 were estimated using an unweighted 12-month average pricing based on the prices on the first day of each month during the years ended December 31, 2013 and 2012 and including adjustments related to regional price differentials and energy content.

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

Reserve quantity information and a reconciliation of changes in proved reserve quantities included within the Partnership are as follows (unaudited):

	Gas (Mcf)	Oil (Bbls)
Balance, December 31, 2011	11,897,500	41,400
Revisions (1)	(3,781,400)	(19,300)
Production	(1,498,700)	(5,500)
Balance, December 31, 2012	6,617,400	16,600
Revisions (2)	4,174,400	28,600
Production	(1,368,500)	(7,500)
Balance, December 31, 2013	9,423,300	37,700

(1)

The downward revision in natural gas and oil volumes is primarily due to a decline in SEC base pricing from the prior year, a decrease in the positive gas price basis differentials and a decrease in economic lives resulting from increased expenses.

(2)	The upward revision in natural gas and oil volumes is primarily due to an increase in SEC base pricing from the prior year, resulting in longer economic life.

Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to oil and gas producing activities of the Partnership during the periods indicated were as follows:

	Years Ended December 31,
	2013	2012
Natural gas and oil properties:
Leasehold interest	$3,883,100	$3,883,100
Wells and related equipment	202,917,500	203,472,300
Accumulated depletion, accretion and impairment	(192,765,800)	(190,437,500)
Net capitalized costs	$14,034,800	$16,917,900

Results of Operations from Oil and Gas Producing Activities. The results of operations related to the Partnership’s oil and gas producing activities during the periods indicated were as follows:

	Years Ended December 31,
	2013	2012
Revenues	$5,977,000	$4,881,800
Production costs	(3,043,600)	(3,069,100)
Depletion	(2,328,300)	(2,357,800)
Long-lived asset impairment	-	(1,738,500)
	$605,100	$(2,283,600)

Standardized Measure of Discounted Future Cash Flows. The following schedule presents the standardized measure of estimated discounted future net cash flows relating to the Partnership’s proved oil and gas reserves. The estimated future production was priced at a twelve-month average for the years ended December 31, 2013 and 2012, adjusted only for regional price differentials and energy content. The resulting estimated future cash inflows were reduced by estimated future costs to produce the proved reserves based on year-end cost levels and includes the effect on cash flows of settlement of asset retirement obligations on gas and oil properties. The future net cash flows were reduced to present value amounts by applying a 10% discount factor. The standardized measure of future cash flows was prepared using the prevailing economic conditions existing at the dates presented and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations:

	Years Ended December 31,
	2013	2012
Future cash inflows	$38,954,600	$20,017,700
Future production costs	(24,593,200)	(14,441,200)
Future net cash flows	14,361,400	5,576,500
Less 10% annual discount for estimated timing of cash flows	(5,239,200)	(1,583,100)
Standardized measure of discounted future net cash flows	$9,122,200	$3,993,400

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The management of our general partner is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our general partner’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control – Integrated Framework (COSO framework).

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

There have been no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2013 the following table sets forth information with respect to those persons who serve as the officers of our general partner:

Name	Age	Position(s)
Sean P. McGrath	42	Chief Financial Officer
Freddie M. Kotek	58	Senior Vice President of Investment Partnership Division
Dave E. Leopold	50	Senior Vice President of Operations
Jack L. Hollander	57	Senior Vice President – Direct Participation Programs

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

Dave E. Leopold has served as Senior Vice President of Operations of our general partner since December 2013. Mr. Leopold has been Regional Vice President Operations of ARP since March 2013. Prior to joining ARP, Mr. Leopold was the Operations Manager for Chesapeake Energy in Fort Worth, Texas where he led the Barnett Shale operations team to become the second largest producer in the play. From August 2000 to September 2006, Mr. Leopold held various management positions at Anadarko Petroleum Corporation, most recently serving as Production Engineering Manager over the Austin Chalk, Bossier Shale and what is now known as the Eagle Ford Shale. From 1991 to 2000, Mr. Leopold held various engineering and management roles with Union Pacific Resources in Fort Worth, Texas. From 1987 to 1991, he held drilling and reservoir engineering roles with Plains Petroleum Operating Company in Kansas and Colorado.

Jack L. Hollander has served as Senior Vice President – Direct Participation Programs since January 2002. Prior to that he served as Vice President – Direct Participation Programs from January 2001 until December 2001. Mr. Hollander also serves as Senior Vice President – Direct Participation Programs of Atlas America since January 2002. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to January 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, and the Chairman of the Investment Program Association which is an industry association, as of March 2005. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the MGP, Atlas Energy, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.

Code of Business Conduct and Ethics

Because the Partnership does not directly employ any persons, the MGP has determined that the partnership will rely on a code of business conduct and ethics that applies to the principal executive officer, principal financial officer, and principal accounting officer of our general partner, as well as to persons performing services for us generally. We will make a printed copy of our code of ethics available to any limited partner who so requests. Requests for print copies may be directed to us as follows: Atlas Resource Partners, L.P., Park Place Corporate Center One, 1000 Commerce Drive, 4th Floor, Pittsburgh, Pennsylvania 15275-1011, Attention: Secretary. The code of business conduct is also posted, and any waivers we grant thereunder will be posted, on our website at www.atlasresourcepartners.com.

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

ITEM  12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2013, we had 16,345.90 units outstanding. Mr. Freddie Kotek, an officer of our MGP owns 10.0 units, which equals a partnership interest of .041%. Although, subject to certain conditions, investor partners may present their units to us for purchase, the MGP is not obligated by the Partnership Agreement to purchase more than 5% of our total outstanding units in any calendar year. The MGP is owned 100% by Atlas Resource Partners, whose ultimate parent is Atlas Energy.

ITEM  13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Relationship with Atlas Resource, LLC

Oil and Gas Revenues. Our MGP is allocated 33.37% of our oil and gas revenues in return for its payment and/or contribution of services towards our syndication and offering costs equal to 10.41% of our subscriptions, its payment of 69.66% of the tangible costs and 5.41% of intangible costs of drilling and completing our wells and its contributions to us of all of our oil and gas leases for a total capital contribution of $58,417,800. During the years ended December 31, 2013 and 2012, our MGP received $980,500 and $628,800, respectively, for our net production revenues.

Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s statement of operations, are payable at $377 per well per month for operating and maintaining the wells. Transportation fees, which are included in production expenses in the Partnership’s statements of operations, are generally payable at 13% of the natural gas sales price. Direct costs, which are included in production and general administrative expenses in the Partnership’s statements of operations, are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf.

The following table provides information with respect to these costs and the periods incurred:

	Years Ended December 31,
	2013	2012
Administrative	$260,200	$276,300
Supervision	1,308,100	1,388,700
Transportation	779,600	720,000
Direct Costs	1,031,300	1,031,700
Total	$3,379,200	$3,416,700

Other Compensation. For the years ended December 31, 2013 and 2012, our MGP did not advance any funds to us, or did it provide us with any equipment, supplies or other services.

ITEM  14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2013 and 2012, the accounting fees and services charged by Grant Thornton, LLP, our independent auditors, were as follows:

	Years Ended December 31,
	2013	2012
Audit fees	$33,700	$33,600

Audit Committee Pre-Approval Policies and Procedures

The audit committee of our general partner, on at least an annual basis, will review audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during 2013 and 2012.

PART IV

ITEM  15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

	Description	Location

4(a)	Certificate of Limited Partnership for Atlas Resources Public #17-2007 (A) L.P.	Previously filed in our Form S-1/A on October 10, 2007

4(b)	Amended and Restated Certificate and Agreement of Limited Partnership for	Previously filed in our Form S-1/A on October 10, 2007
Atlas Resources Public #17-2007 (A) L.P.

4(c)	Drilling and Operating Agreement for Atlas Resources Public #17-2007 (A) L.P. (1)	Previously filed in our Form S-1/A on October 10, 2007

23.1	Consent of Wright and Company, Inc.

31.1	Rule 13a-14(a)/15(d) – 14 (a) Certification

31.2	Rule 13a-14(a)/15(d) – 14 (a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

99.1	Summary Reserve Report

101	Interactive Data File

(1)	Filed on June 27, 2007 in the Form S-1 Registration Statement dated June 27, 2007, File No. 000-53180

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS RESOURCES PARTNERS L.P.
BY: ATLAS RESOURCE PARTNERS GP, LLC, ITS GENERAL PARTNER
ATLAS ENERGY L.P.
Date: March 31, 2014	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2014	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer