Form 10-Q
period 2016-06-30
Atlas Resources Public #17-2007 (A) L.P.
filed 2016-08-15
CIK 1399542

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC #17-2007 (A) L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable trade–affiliate	230,300	236,400
Current portion of derivative assets	34,300	106,800
Total current assets	264,600	343,200
Gas and oil properties, net	4,467,300	4,533,300
Long-term asset retirement receivable-affiliate	407,500	189,400
Total assets	$5,139,400	$5,065,900
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities:
Accounts payable trade-affiliate	$519,000	$103,100
Accrued liabilities	36,800	35,100
Put premiums payable-affiliate	23,300	49,300
Total current liabilities	579,100	187,500
Asset retirement obligations	7,882,700	7,772,800
Commitments and contingencies (Note 6)
Partners’ deficit:
Managing general partner’s deficit	(1,090,100)	(961,800)
Limited partners’ deficit (16,345.90 units)	(2,234,500)	(1,938,200)
Accumulated other comprehensive income	2,200	5,600
Total partners’ deficit	(3,322,400)	(2,894,400)
Total liabilities and partners’ deficit	$5,139,400	$5,065,900

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #17-2007 (A) L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Natural gas and oil	$338,300	$492,200	$677,200	$1,208,200
(Loss) gain on mark-to-market derivatives	(20,300)	(14,700)	(3,800)	1,100
Total revenues	318,000	477,500	673,400	1,209,300
COSTS AND EXPENSES
Production	392,000	491,100	790,100	1,043,300
Depletion	31,500	117,800	66,000	243,500
Accretion of asset retirement obligations	55,100	105,200	110,200	210,300
General and administrative	71,200	69,900	131,700	147,300
Total costs and expenses	549,800	784,000	1,098,000	1,644,400
Net loss	$(231,800)	$(306,500)	$(424,600)	$(435,100)
Allocation of net loss:
Managing general partner	$(64,700)	$(90,300)	$(128,300)	$(129,400)
Limited partners	$(167,100)	$(216,200)	$(296,300)	$(305,700)
Net loss per limited partnership unit	$(10)	$(14)	$(18)	$(19)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #17-2007 (A) L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(231,800)	$(306,500)	$(424,600)	$(435,100)
Other comprehensive loss:
Difference in estimated hedge receivable	-	6,600	-	14,300
Reclassification adjustment to net loss of mark-to-market gains on cash flow hedges	(1,900)	(12,300)	(3,400)	(25,300)
Total other comprehensive loss	(1,900)	(5,700)	(3,400)	(11,000)
Comprehensive loss	$(233,700)	$(312,200)	$(428,000)	$(446,100)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #17-2007 (A) L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ DEFICIT

FOR THE SIX MONTHS ENDED

June 30, 2016

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$(961,800)	$(1,938,200)	$5,600	$(2,894,400)
Participation in revenues, costs and expenses:
Net production expenses	(37,000)	(75,900)	-	(112,900)
Loss on mark-to-market derivatives	-	(3,800)	-	(3,800)
Depletion	(10,600)	(55,400)	-	(66,000)
Accretion of asset retirement obligations	(36,800)	(73,400)	-	(110,200)
General and administrative	(43,900)	(87,800)	-	(131,700)
Net loss	(128,300)	(296,300)	-	(424,600)
Other comprehensive loss	-	-	(3,400)	(3,400)
Balance at June 30, 2016	$(1,090,100)	$(2,234,500)	$2,200	$(3,322,400)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #17-2007 (A) L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(424,600)	$(435,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	66,000	243,500
Non cash loss (gain) on derivative value	43,100	(12,200)
Accretion of asset retirement obligations	110,200	210,300
Asset retirement obligations settled	(300)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable trade-affiliate	6,100	470,100
Increase in asset retirement receivable-affiliate	(218,100)	(74,000)
Increase in accounts payable trade-affiliate	415,900	-
Increase (decrease) in accrued liabilities	1,700	(300)
Net cash provided by operating activities	-	402,300

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Distributions to partners	-	(402,300)
Net cash used in financing activities	-	(402,300)
Net change in cash	-	-
Cash at beginning of period	-	100
Cash at end of period	$-	$100

See accompanying notes to condensed financial statements.

ATLAS RESOURCES PUBLIC #17-2007 (A) L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Public #17-2007 (A) L.P. (the “Partnership”) is a Delaware limited partnership, formed on May 7, 2007 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (OTC: ARPJ). Unless the context otherwise requires, references to “the Partnership,” “we,” “us” and “our”, refer to Atlas Resources Public #17-2007 (A) L.P.

Atlas Energy Group, LLC (“Atlas Energy Group”; OTC: ATLS) manages ARP’s operations and activities through its ownership of ARP’s general partner interest.

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

The condensed financial statements, which are unaudited, except for the balance sheet at December 31, 2015, which is derived from audited financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 may not necessarily be indicative of the results of operations for the year ended December 31, 2016.

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

Liquidity and Capital Resources

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the MGP’s decision to liquidate the Partnership’s operations.

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

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations have been adequate to fund its obligations and distributions to its partners. However, the recent significant declines in commodity prices have challenged the Partnership’s ability to fund its operations and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. Accordingly, the MGP determined that there is substantial doubt about the Partnership’s ability to continue as a going concern. The MGP intends, as necessary, to continue the Partnership’s operations and to fund the Partnership’s obligations for at least the next twelve months. To the extent commodity prices remain low or decline further or ARP is unsuccessful in completing its Restructuring (as defined below) or the Plan (as defined below), the MGP’s ability to continue the Partnership’s operations may be further impacted.

ARP Restructuring and Chapter 11 Bankruptcy Proceedings

On July 25, 2016, ARP and certain of its subsidiaries, including the MGP, and Atlas Energy Group, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) to support ARP’s restructuring that will reduce debt on its balance sheet (the “Restructuring”) pursuant to a pre-packaged plan of reorganization (the “Plan”).  The Plan will position ARP for the future and is expected to be completed before the end of the third quarter of 2016, after which ARP should emerge from Chapter 11 (as defined below), backed by its stakeholders, committed to investing capital to develop its exploration and production assets, as well as its tax-advantaged drilling partnership program.

On July 27, 2016, ARP and certain of its subsidiaries, including the MGP, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases commenced thereby are being jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.” Interested parties should refer to the information and the limitations and qualifications discussed in the disclosure statement related to the Restructuring which was filed as Exhibit 99.1 to ARP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2016.

The MGP intends to continue to operate the Partnership’s businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. Under the Plan, it is contemplated that all suppliers, vendors, employees, royalty owners, trade partners and landlords will be unimpaired and will be satisfied in full in the ordinary course of business, and the MGP’s existing trade contracts and terms will be maintained. To assure ordinary course operations, the MGP obtained interim approval from the Bankruptcy Court on a variety of “first day” motions, including motions seeking authority to use cash collateral on a consensual basis, pay wages and benefits for individuals who provide services to the Partnership, and pay vendors, oil and gas obligations and other creditor claims in the ordinary course of business.

The Partnership is not a party to the Restructuring Support Agreement. The ARP Restructuring is not expected to materially impact the MGP or its ability to perform as the managing general partner and operator of the Partnership’s operations. On July 26, 2016, the MGP adopted certain amendments to our partnership agreement, in accordance with the MGP’s ability to amend our partnership agreement to cure an ambiguity in or correct or supplement any provision of our partnership agreement as may be inconsistent with any other provision, to provide that bankruptcy and insolvency events, such as the MGP’s Chapter 11 filing, with respect to the managing general partner will not cause the managing general partner to cease to serve as the managing general partner of the Partnership nor cause the termination of the Partnership.

Atlas Energy Group is not a party to the ARP Restructuring. Atlas Energy Group remains controlled by the same ownership group and management team and thus, the ARP Restructuring is not expected to have a material impact on the ability of Atlas Energy Group management to operate ARP or the other Atlas Energy Group businesses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Partnership’s condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s condensed financial statements, as well as the reported amounts of revenues and costs and expenses during the reporting periods. The Partnership’s condensed financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, impairments, fair value of derivative instruments and the probability of forecasted transactions. The natural gas industry principally conducts its business by processing actual transactions many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.

Gas and Oil Properties

The following is a summary of gas and oil properties at the dates indicated:

	June 30,	December 31,
	2016	2015
Proved properties:
Leasehold interests	$3,843,500	$3,843,500
Wells and related equipment	203,136,000	203,136,000
Total natural gas and oil properties	206,979,500	206,979,500
Accumulated depletion and impairment	(202,512,200)	(202,446,200)
Gas and oil properties, net	$4,467,300	$4,533,300

As a result of the recent significant declines in commodity prices and associated recorded impairment charges, remaining net book value of gas and oil properties on our condensed balance sheets at June 30, 2016 and December 31, 2015 was primarily related to the estimated salvage value of such properties.  The estimated salvage values were based on the MGP’s historical experience in determining such values.

Recently Issued Accounting Standards

In August 2014, the FASB updated the accounting guidance related to the evaluation of whether there is substantial doubt about an entity’s ability to continue as a going concern. The updated accounting guidance requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the date the financial statements are issued and provide footnote disclosures, if necessary. The updated guidance is effective as of January 1, 2017 and the Partnership is currently in the process of determining the impact of providing the enhanced disclosures, as applicable, within its condensed financial statements.

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption. The Partnership is currently in the process of determining the impact that the updated accounting guidance will have on its condensed financial statements and its method of adoption.

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

The Partnership enters into commodity put contracts to achieve more predictable cash flows by hedging the partnership’s exposure to changes in commodity prices. At any point in time, such contracts may include regulated New York Mercantile Stock Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. These contracts have been recorded at their fair values.

The Partnership reflected net derivative assets on its condensed balance sheets of $34,300 and $106,800 at June 30, 2016 and December 31, 2015, respectively.

The following table summarizes the commodity activity and presentations in the condensed statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gains reclassified from accumulated other comprehensive income into natural gas and oil revenues	$1,900	$12,300	$3,400	$25,300
Gains subsequent to hedge accounting recognized in gain on mark-to-market derivatives	$(20,300)	$(14,700)	$(3,800)	$1,100

At June 30, 2016, the Partnership had the following commodity derivatives:

Natural Gas Put Options

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset (2)
	(MMBtu) (1)	(per MMBtu) (1)
2016	30,400	$4.15	$34,300

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	The production volume for 2016 include the remaining six months of 2016 beginning July 1, 2016.

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2016 and 2015 for hedge ineffectiveness.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership uses a market approach fair value methodology to value its outstanding derivative contracts.  The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument.  The Partnership separates the fair value of its financial instruments into three levels (Levels 1, 2, and 3) based on its assessment of the availability of observable market data and the significance of non-observable data used to determine fair value.  As of June 30, 2016 and December 31, 2015, all derivative financial instruments were classified as Level 2.

Information for assets measured at fair value at June 30, 2016 and December 31, 2015 was as follows:

	Level 1	Level 2	Level 3	Total
As of June 30, 2016
Derivative assets, gross
Commodity puts	$-	$34,300	$-	$34,300

	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Derivative assets, gross
Commodity puts	$-	$106,800	$-	$106,800

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s condensed statements of operations, are payable at $377 per well per month for operating and maintaining the wells. Well supervision fees are proportionately reduced to the extent the Partnership does not acquire 100% of the working interest in a well. Transportation fees are included in production expenses in the Partnership’s condensed statements of operations and are generally payable at 13% of the natural gas sales price. Direct costs, which are included in production and general administrative expenses in the Partnership’s condensed statements of operations, are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf.

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Administrative fees	$56,300	$53,500	$102,300	$114,600
Supervision fees	283,200	268,900	514,400	576,200
Transportation fees	66,600	67,900	118,800	153,800
Direct costs	57,100	170,700	186,300	346,000
Total	$463,200	$561,000	$921,800	$1,190,600

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts payable trade-affiliate on the Partnership’s condensed balance sheets includes the net production expenses due to the MGP.

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of June 30, 2016, the MGP has withheld $407,500 of net production revenue for future plugging and abandonment costs.

Legal Proceedings

The Partnership and affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising out of the ordinary course of its business. Management and the MGP’s management believe that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

General

Atlas Resources Public #17-2007 (A) L.P. is a Delaware limited partnership, formed on May 7, 2007 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (OTCQX: ARPJ). Unless the context otherwise requires, references to “the Partnership,” “we,” “us” and “our”, refer to Atlas Resources Public #17-2007 (A) L.P.

Atlas Energy Group, LLC (“Atlas Energy Group”) manages ARP’s operations and activities through its ownership of the ARP’s general partner interest.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2016, our MGP has withheld $407,500 of net production revenues for this purpose.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Production revenues (in thousands):
Gas	$316	$416	$642	$1,052
Oil	22	76	35	156
Total	$338	$492	$677	$1,208
Production volumes:
Gas (mcf/day) (1)	2,286	2,729	2,369	2,830
Oil (bbl/day) (1)	6	16	5	16
Total (mcfe/day) (1)	2,322	2,825	2,399	2,926
Average sales prices: (2)
Gas (per mcf) (1)	$1.52	$1.68	$1.49	$2.05
Oil (per bbl) (1)	$37.84	$52.14	$36.17	$53.56
Production costs:
As a percent of revenues	116%	100%	117%	86%
Per mcfe (1)	$1.85	$1.91	$1.81	$1.97
Depletion per mcfe	$0.15	$0.46	$0.15	$0.46

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing.

Natural Gas Revenues. Our natural gas revenues were $316,400 and $416,600 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $100,200 (24%). The $100,200 decrease in natural gas revenues for the three months ended June 30, 2016 as compared to the prior year similar period was attributable to a $32,700 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $67,500 decrease in production volumes. Our production volumes decreased to 2,286 mcf per day for the three months ended June 30, 2016 from 2,729 mcf per day for the three months ended June 30, 2015, a decrease of 443 mcf per day (16%). The overall decrease in natural gas production volumes for the three months ended June 30, 2016 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well and a decrease in the number of producing wells due to wells being shut-in due to it being uneconomical to continue production in the current pricing environment.

Our natural gas revenues were $642,400 and $1,052,500 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $410,100 (39%). The $410,100 decrease in natural gas revenues for the six months ended June 30, 2016 as compared to the prior year similar period was attributable to a $243,600 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $166,500 decrease in production volumes. Our production volumes decreased to 2,369 Mcf per day for the six months ended June 30, 2016 from 2,830 Mcf per day for the six months ended June 30, 2015, a decrease of 461 Mcf per day (16%). The overall decrease in natural gas production volumes for the six months ended June 30, 2016 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well and a decrease in the number of producing wells due to wells shut-in due to a decline in natural gas prices

Oil Revenues. We drilled wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $21,900 and $75,600 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $53,700 (71%). The $53,700 decrease in oil revenues for the three months ended June 30, 2016 as compared to the prior year similar period was attributable to a $45,300 decrease in production volumes and a $8,400 decrease in oil prices. Our production volumes decreased to 6 bbls per day for the three months ended June 30, 2016 from 16 bbls per day for the three months ended June 30, 2015, a decrease of 10 bbls per day (63%).

Our oil revenues were $34,800 and $155,700 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $120,900 (78%). The $120,900 decrease in oil revenues for the six months ended June 30, 2016 as compared to the prior year similar period was attributable to a $16,800 decrease in oil prices and a $104,100 decrease in production volumes. Our production volumes decreased to 5 bbls per day for the six months ended June 30, 2016 from 16 bbls per day for the six months ended June 30, 2015, a decrease of 11 bbls per day (69%).

(Loss) Gain on Mark-to-Market Derivatives. We recognize changes in fair value of our derivatives immediately within gain on mark-to-market derivatives on our condensed statements of operations.

We recognized a loss on mark-to-market derivatives of $20,300 and $14,700 for the three months ended June 30, 2016 and 2015, respectively and a loss of $3,800 and a gain of $1,100 for the six months ended June 30, 2016 and 2015, respectively. These changes were due to mark-to-market changes primarily related to the change in natural gas prices during the periods.

Costs and Expenses. Production expenses were $392,000 and $491,100 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $99,100 (20%). Production expenses were $790,100 and $1,043,300 for the six months ended June 30, 2016 and 2015, repectively, a decrease of $253,200 (24%). These decreases were mostly due to a decrease in well supervision fees as a result of wells being shut-in and transportation costs due to the decline in revenue.

Depletion of gas and oil properties as a percentage of gas and oil revenues was 9% and 24% for the three months ended June 30, 2016 and 2015, respectively, and 10% and 20% for the six months ended June 30, 2016 and 2015. This change was primarily attributable to changes in gas and oil reserve quantities and to a lesser extent revenues, product prices and production volumes and changes in the depletable cost basis of gas and oil properties.

General and administrative expenses for the three months ended June 30, 2016 and 2015 were $71,200 and $69,900, respectively, an increase of $1,300 (2%). For the six months ended June 30, 2016 and 2015, these expenses were $131,700 and $147,300, respectively, a decrease of $15,600 (11%).These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP and vary from period to period due to the costs charged to us and services provided to us.

Liquidity and Capital Resources

We are generally limited to the amount of funds generated by the cash flow from our operations to fund our obligations and make distributions, if any, to our partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted our revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on our liquidity position. In addition, we have experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce our operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing our cost structure and, in turn, liquidity to meet our operating needs. To the extent commodity prices remain low or decline further, or we experience other disruptions in the industry, our ability to fund our operations and make distributions may be further impacted, and could result in the MGP’s decision to liquidate our operations.

If, however, the MGP were to decide to liquidate our operations, the liquidation valuation of our assets and liabilities would be determined by an independent expert. It is possible that based on such determination, we would not be able to make any liquidation distributions to our limited partners. A liquidation could result in the transfer of the post-liquidation assets and liabilities of the Partnership to the MGP and would occur without any further contributions from or distributions to the limited partners.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from our operations have been adequate to fund our obligations and distributions to our partners. However, the recent significant declines in commodity prices have challenged our ability to fund our operations and may make it uneconomical for us to produce our wells until they are depleted as we originally intended. Accordingly, the MGP determined that there is substantial doubt about our ability to continue as a going concern. The MGP intends, as necessary, to continue our operations and to fund our obligations for at least the next twelve months. To the extent commodity prices remain low or decline further or ARP is unsuccessful in completing its Restructuring (as defined below) or the Plan (as defined below), the MGP’s ability to continue our operations may be further impacted.

ARP Restructuring and Chapter 11 Bankruptcy Proceedings

On July 25, 2016, ARP and certain of its subsidiaries, including the MGP, and Atlas Energy Group, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) to support ARP’s restructuring that will reduce debt on its balance sheet (the “Restructuring”) pursuant to a pre-packaged plan of reorganization (the “Plan”).  The Plan will position ARP for the future and is expected to be completed before the end of the third quarter of 2016, after which ARP should emerge from Chapter 11 (as defined below), backed by its stakeholders, committed to investing capital to develop its exploration and production assets, as well as its tax-advantaged drilling partnership program.

On July 27, 2016, ARP and certain of its subsidiaries, including the MGP, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases commenced thereby are being jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.” Interested parties should refer to the information and the limitations and qualifications discussed in the disclosure statement related to the Restructuring which was filed as Exhibit 99.1 to ARP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2016.

The MGP intends to continue to operate the Partnership’s businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. Under the Plan, it is contemplated that all suppliers, vendors, employees, royalty owners, trade partners and landlords will be unimpaired and will be satisfied in full in the ordinary course of business, and the MGP’s existing trade contracts and terms will be maintained. To assure ordinary course operations, the MGP obtained interim approval from the Bankruptcy Court on a variety of “first day” motions, including motions seeking authority to use cash collateral on a consensual basis, pay wages and benefits for individuals who provide services to the Partnership, and pay vendors, oil and gas obligations and other creditor claims in the ordinary course of business.

The Partnership is not a party to the Restructuring Support Agreement. The ARP Restructuring is not expected to materially impact the MGP or its ability to perform as the managing general partner and operator of the Partnership’s operations. On July 26, 2016, the MGP adopted certain amendments to our partnership agreement, in accordance with the MGP’s ability to amend our partnership agreement to cure an ambiguity in or correct or supplement any provision of our partnership agreement as may be inconsistent with any other provision, to provide that bankruptcy and insolvency events, such as the MGP’s Chapter 11 filing, with respect to the managing general partner will not cause the managing general partner to cease to serve as the managing general partner of the Partnership nor cause the termination of the Partnership.

Atlas Energy Group is not a party to the ARP Restructuring. Atlas Energy Group remains controlled by the same ownership group and management team and thus, the ARP Restructuring is not expected to have a material impact on the ability of Atlas Energy Group management to operate ARP or the other Atlas Energy Group businesses.

Cash provided by operating activities decreased $402,300 in the six months ended June 30, 2016 to zero as compared to $402,300 for the six months ended June 30, 2015. This decrease was primarily due to a decrease in the change in accounts receivable trade-affiliate of $464,000, a decrease in net earnings before depletion, accretion, and non-cash loss (gain) on derivative value of $211,800, and a decrease in the change in asset retirement obligation settled of $300. The decrease was partially offset by an increase in the change in asset retirement receivable-affiliate of $144,100, an increase in the change in accounts payable trade-affiliate of $415,900, and an increase in the change in accrued liabilities of $2,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

There was no cash used in financing activities for the six months ended June 30, 2016. There was $402,300 used in financing activities for the six months ended June 30, 2015 due to cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Through June 30, 2016, our MGP has withheld $407,500 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

Critical Accounting Policies

See Note 2 to our condensed financial statements for additional information related to recently issued accounting standards.

For a more complete discussion of the accounting policies and estimates that we have identified as critical in the preparation of our condensed financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ATLAS RESOURCES PUBLIC #17-2007 (A) L.P.

By: Atlas Resources, LLC, its Managing General Partner

Date: August 15, 2016	By:	FREDDIE M. KOTEK
Freddie M. Kotek,
Chief Executive Officer and President
of the Managing General Partner

Date: August 15, 2016	By:	JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback,
Chief Financial Officer
of the Managing General Partner